Form 10QSB
period 1997-06-30
COMPU DAWN INC
filed 1997-08-12
CIK 1028079

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                        Commission file number 000-22611


                                Compu-DAWN, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                                      11-3344575
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                  77 Spruce Street, Cedarhurst, New York, 11516
                    (Address of principal executive offices)

Registrant's telephone number, including area code (516) 374-6700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                Outstanding at June 30, 1997
(Common stock, $.01 par value)                            2,662,700

                                Compu-DAWN, Inc.


                                    - INDEX -



                                                                       Page(s)

PART I  Financial Information

    Condensed Balance Sheets - June 30, 1997 and December 31, 1996        3

    Condensed Statements of Operations - Six Months and Three Months
    Ended June 30, 1997 and 1996                                          4

    Condensed Statements of Cash Flows - Six Months Ended June 30, 1997
    and 1996                                                              5

    Notes to Condensed Financial Statements                               7


    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                 9


PART II    Other Information                                              11


   Item 1 - Legal Proceedings                                             11

   Item 6 - Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                                12

       Exhibit 11                                                         13

       Exhibit 27                                                         14

                          PART I. Financial Information
ITEM 1. Financial Statements

                                Compu-DAWN, Inc.
                                 BALANCE SHEETS

                                   - ASSETS -
                                                       June 30,     December 31,
                                                        1997              1996
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                              $  4,447,532   $   286,497
   Accounts receivable, net of allowances for
     doubtful accounts of $3,635
     and $30,000 for 1997 and 1996, respectively          105,076       100,010
   Prepaid expenses                                       173,483        19,281
   Loan receivable from officer                              -           69,247
   Income tax refund receivable                            36,004        36,004
                                                      ------------   -----------
TOTAL CURRENT ASSETS                                    4,762,095       511,039
                                                      ------------   -----------

FIXED ASSETS                                              221,269       138,814
                                                      ------------   -----------

OTHER ASSETS:
   Deferred offering costs (Note 2)                          -          139,326
   Deferred compensation                                  271,363        34,056
   Financing costs                                           -        1,588,400
   Security deposits                                       22,106        21,525
                                                      ------------   -----------
                                                          293,469     1,783,307
                                                      ------------   -----------

                                                     $  5,276,833    $2,433,160
                                                     ============    ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable and accrued expenses             $    162,271    $  260,134
   Deferred revenue                                        66,833        28,100
   Due to former shareholders                                -           34,710
   Current portion of note payable - officer              100,000          -
   Capitalized lease payable - current                      8,188         7,859
                                                     ------------    -----------
TOTAL CURRENT LIABILITIES                                 337,292       330,803
                                                     ------------    -----------

NON-CURRENT LIABILITIES:
   Note payable - officer                                 100,000          -
   Capitalized lease payable                               25,429        29,541
   Deferred rent liability                                 30,159        23,115
   Promissory notes payable  (Note 2)                        -          770,000
                                                     ------------    -----------
                                                          155,588       822,656
                                                     ------------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 2):
   Preferred stock, $.01 par value; 1,000,000
     shares authorized, none issued
     or outstanding                                          -              -
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 2,662,700 and 986,700 shares
     issued for 1997 and 1996, respectively                26,627         9,867
   Additional paid-in capital                           6,480,327     1,670,258
   Retained earnings (deficit)                         (1,723,001)     (400,424)
                                                     ------------    -----------
                                                        4,783,953     1,279,701
                                                     ------------    -----------

                                                     $  5,276,833    $2,433,160
                                                     ============     ==========

                       See notes to financial statements.


                                Compu-DAWN, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended       For the Six Months Ended
                                                             June 30,                       June 30,
                                                   ---------------------------      ------------------------
                                                       1997             1996              1997        1996
                                                   ------------    -----------      ------------    --------

REVENUES:
   Software sales                                 $    42,605       $186,040        $   141,089     $204,965
   Maintenance income                                  72,280         35,700            159,597      108,294
                                                  ------------     ----------       ------------   ---------
                                                      114,885        221,740            300,686      313,259
                                                  ------------     ----------       ------------   ---------

COSTS AND EXPENSES:
   Programming costs and expenses                     125,188         56,966            202,025      108,868
   General and administrative expenses                732,506         80,324          1,247,454      164,892
   Research and development                            98,731         30,914            146,644       61,828
                                                  ------------     ----------        -----------   ---------
                                                      956,425        168,204          1,596,123      335,588
                                                  ------------     ----------        -----------   ---------

INCOME (LOSS)  FROM  OPERATIONS                      (841,540)        53,536         (1,295,437)     (22,329)
                                                  ------------     ----------        -----------   ---------

OTHER INCOME (EXPENSES):
   Interest and other income                           43,689            646             45,031        1,426
   Interest expense and financing costs               (11,670)           -              (72,171)        (176)
   Loss on abandonment of leasehold improvements          -          (10,342)               -        (10,342)
                                                    ----------     ----------         -----------   ---------
                                                       32,019         (9,696)           (27,140)      (9,092)
                                                    ----------     ----------         -----------   ---------

INCOME (LOSS) BEFORE PROVISION
   (CREDIT) FOR INCOME TAXES                         (809,521)        43,840         (1,322,577)     (31,421)

   Provision (credit) for income taxes                   -            10,500                -         (7,500)
                                                    ----------     ----------        -----------    ---------

NET INCOME (LOSS)                                   $(809,521)    $   33,340        $(1,322,577)    $(23,921)
                                                     =========     ==========        ===========     ========

EARNINGS (LOSS) PER COMMON SHARE
   (Note 3)                                             $(.42)         $.02               $(.74)       $(.01)
                                                         =====          ====              ======        =====

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING (Note 3)                             1,920,671      1,678,913           1,792,973    1,678,913
                                                    =========      =========           =========    =========






                       See notes to financial statements.

                                Compu-DAWN, Inc.
                 CONDENSED STATEMENTS OF CASH FLOWS              Page 1 of 2
                       ----------------------------------
                                   (Unaudited)

                                                        For the Six Months Ended
                                                                June 30,
                                                         1997             1996
                                                        ---------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                        $ 325,353     $ 390,129
    Cash paid to suppliers and employees               (1,547,326)     (378,496)
    Interest paid                                          (3,411)          -
    Interest and other income received                      5,229         1,250
    Income taxes paid                                       -            (3,229)
                                                       -----------    ----------
    Net cash (utilized) provided by operating          (1,220,155)        9,654
     activities                                        -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments of officer's loan                 69,247           -
    Purchase of fixed assets                             (112,688)          -
    Payment of security deposits                             (581)          -
                                                        -----------   ----------
    Net cash (utilized) by investing activities           (44,022)          -
                                                        -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan received from officer                            400,000           -
    Repayment of promissory notes                        (770,000)          -
    Payments for common stock and options acquired        (34,710)      (14,827)
    Payments of capital lease obligations                  (3,783)       (3,750)
    Net proceeds from initial public offering           5,763,805           -
    Proceeds from exercise of stock options                69,900           -
                                                       ----------      ---------
    Net cash provided (utilized) by financing           5,425,212       (18,577)
      activities                                       ----------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    4,161,035        (8,923)

    Cash and cash equivalents, at beginning of year       286,497        105,801
                                                       ----------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 4,447,532     $   96,878
                                                      ===========     ==========









                     See notes to these financial statements.

                                Compu-DAWN, Inc.
                 CONDENSED STATEMENTS OF CASH FLOWS                Page 2 of 2
                       ----------------------------------
                                   (Unaudited)

                                                       For the Six Months Ended
                                                              June 30,
                                                         1997             1996
                                                       ---------       --------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
    (UTILIZED)PROVIDED BY OPERATING ACTIVITIES:
      Net income (loss)                             $(1,322,577)     $  (23,921)
      Adjustments to reconcile net income (loss)
       to net cash (utilized) provided
       by operating activities:
          Allowance for doubtful accounts                 9,000            -
          Depreciation and amortization                  61,583           1,671
          Deferred taxes                                   -             (7,500)
          Deferred rent liability                         7,044            (478)
          Compensatory stock                            174,693            -
          Loss on disposal of fixed assets                 -             10,342
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable      (14,066)        133,049
        (Increase) in prepaid expenses                 (154,202)           -
        (Decrease) in accounts payable and accrued      (20,363)       (103,509)
          expenses
        Increase in deferred revenue                     38,733            -
                                                     -----------      ----------

NET CASH (UTILIZED) PROVIDED BY OPERATING           $(1,220,155)    $     9,654
   ACTIVITIES                                        ===========     ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    During 1997, the Company issued (i) 40,000 shares of common stock in lieu of payment of a note for $200,000, and (ii) 23,000 shares of common stock in payment of accrued compensation of $115,000.















                       See notes to financial statements.

                                Compu-DAWN, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1    -    DESCRIPTION OF COMPANY:

                 Compu-DAWN, Inc., the Company, was incorporated under the name of Coastal Computer Systems, Inc., in New York on March 31, 1983, and was reincorporated in Delaware under its present name on October 18, 1996. The Company is engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies. The Company's customers, to date, are primarily located in New York State.

                 The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its registration statement on Form SB-2 which was filed with the Securities and Exchange Commission and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                 In the opinion of management, the accompanying unaudited interim condensed financial statements of Compu-DAWN, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996.

                 The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE   2    -    INITIAL PUBLIC OFFERING:

                 In June 1997, the Company, through its underwriter, successfully completed an initial public offering of its common stock. The Company sold 1,380,000 shares of common stock (including 180,000 shares in the Underwriter's over allotment option) at a price of $5.00 per share for aggregate net proceeds of $5,763,805. A portion of the proceeds realized from this offering was used to repay promissory notes aggregating $770,000.


NOTE   3    -    EARNINGS (LOSS) PER SHARE:

                 Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. In accordance with the rules of the Securities and Exchange Commission, all shares and "cheap" options and warrants issued prior to the Company's initial public offering (see Note 2) are being treated as outstanding for all periods presented.

                                Compu-DAWN, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE   3    -    EARNINGS (LOSS) PER SHARE (Continued):

                 In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings Per Share, which changes the method of calculating earnings per share. SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share as opposed to "primary" and "fully diluted" earnings per share and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that earnings per share reported in accordance with SFAS No. 128 will differ materially from earnings per share as currently reported.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

                 Introduction

                 The Company was incorporated in the State of New York on March 31, 1983 under the name of Coastal Computer Systems, Inc. The Company was reincorporated in the State of Delaware under its present name Compu-DAWN, Inc. on October 18, 1996. The Company is engaged in the business of designing, licensing and servicing computer software products and systems for the law enforcement and public safety industry. Historically, the Company's products were marketed primarily in the State of New York.

                 The Company generates revenues from the granting of nonexclusive, non-transferable and non- assignable licenses to use software it has developed, through fixed price contracts. Revenues from such fixed price contracts are recognized using the percentage of completion method of accounting. The Company retains title to the software and warrants that it will provide technical support and repair any defects in the software at no charge. The warranty period for each contract is negotiated individually, with the periods ranging from 90 days to three years. To date, repair costs have been minimal and, therefore, the Company has not had to establish a reserve for warranty costs.

                 The Company also provides post-contract, customer support to licensees of its software. Revenues from such services are recognized ratably over the period of performance. Fees billed and/or received prior to performance of services are reflected as deferred revenues.

                 The financial information presented herein includes: (i) condensed balance sheets as of June 30, 1997 and December 31, 1996; (ii) condensed statements of operations for the three and six month periods ended June 30, 1997 and 1996 and (iii) condensed statements of cash flows for the six month periods ended June 30, 1997 and 1996.

                 Results of Operations

                 Revenues

                 Revenues for the three and six months ended June 30, 1997 were $114,885 and $300,686, respectively as compared to $221,740 and $313,259 for the same periods of the prior year. To date the Company has not generated significant revenues. However, management believes that through the funds obtained in its initial public offering (see discussion below) for product enhancement, marketing and the introduction of new products, the Company will be able to increase revenues over the long-term.

                 Costs and Expenses

                 Total costs and expenses for the three and six month periods ended June 30, 1996 were $168,204 and $335,588, respectively. Total costs for the current three and six month periods ended June 30, 1997 increased significantly to $956,425 and $1,596,123, respectively. These increases were primarily related to the hiring of new sales and marketing personnel, the costs related to enhancing current products, rent expense for the Company's new premises and research and development costs incurred to establish new products.

                 Income (Loss)

                 For the three months ended June 30, 1997, the Company reflected a net loss of $809,521 ($.42 per share) as compared to net income of $33,340 ($.02 per share) for the corresponding period of the prior year. For the six months ended June 30, 1997 the Company reflected a net loss of $1,322,577 ($.74 per share) as compared to a loss of $23,921 ($.01 per share) for the six months ended June 30, 1996. These losses are principally due to the fact that the Company has yet to produce significant revenues as mentioned above.

                 Liquidity and Capital Resources

                 In June 1997, the Company successfully completed an initial public offering of its common stock. The Company sold 1,380,000 shares of its common stock at a price of $5.00 per share and realized net proceeds of approximately $5,764,000.

                 At June 30, 1997 the Company had working capital of $4,424,803, a current ratio of 14.1:1 and a debt to net worth ratio of .1:1. At its year ended December 31, 1996 the Company had working capital of $180,236, a current ratio of 1.5:1 and a debt to net worth ratio of .9:1. This significant improvement in liquidity is due to the successful IPO as described above.

                 Cash Flows

                 For the six months ended June 30, 1997 the Company utilized cash for operating activities of $1,220,155 primarily to pay suppliers and employees. For the corresponding period of the prior year the Company generated cash from operating activities of $9,654.

                 The Company utilized cash of approximately $44,000 during the six months ended June 30, 1997 for investing activities primarily to acquire needed fixed assets, net of repayments received against a loan to an officer.

                 For the six months ended June 30, 1997 the Company provided approximately $5,425,000 from financing activities which resulted primarily from the Company's successful initial public offering.

                 Other

                 The Company believes that the net proceeds from the Offering, will be sufficient for at least the ensuing 12 month period.

                 Forward Looking Statements

                 Except for historical information contained herein, the matters set forth above may contain forward looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward looking statements. Potential risks and uncertainties include such factors as the level of spending by law enforcement and public safety agencies for computer application software and hardware, the competitive environment within the industry, the ability of the Company to expand its operations, the competency required, and experience, of management to effectuate the Company's business plan, the level of costs incurred in connection with the Company's planned expansion efforts, economic conditions in the industry and the financial strength of the Company's customers and suppliers.

PART II.         OTHER INFORMATION

ITEM 1 -         Legal Proceedings.
                 None.
ITEM 2 -         Changes in Securities.
                 None.
ITEM 3 -         Defaults Upon Senior Securities.
                 None.
ITEM 4 -         Submission of Matters to a Vote of Security Holders.
                 None.
ITEM 5 -         Other Information.
                 None.
ITEM 6 -         Exhibits or Reports on Form 8-K.
                     Exhibit 3.1 - Certificate of Incorporation 1
                     Exhibit 3.2 - By-Laws 1
                     Exhibit 11 - Computation of Earnings Per Share
                     Exhibit 27 - Financial Data Schedule

 1 Denotes document filed as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-18667) and incorporated herein by reference.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 12, 1997                               Compu-DAWN, Inc.




                                               By:    /s/ Mark Honigsfeld
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer

                                Compu-DAWN, Inc.
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)


                                     For the Three Months     For the Six Months
                                         Ended June 30,          Ended June 30,
                                     -------------------    ------------------
                                      1997          1996     1997        1996
                                     --------   --------    --------   -------


NET INCOME (LOSS)                   $(809,521)  $ 33,340  $(1,322,577) $(23,921)
                                     =========  ========   ===========  ========


WEIGHTED AVERAGE SHARES:
    Common shares outstanding       1,415,469    986,700   1,202,269    986,700
    Assumed conversion of cheap
     options and warrants             505,202    692,213     590,704    692,213
                                    ----------  ---------  ---------   ---------

                                    1,920,671  1,678,913   1,792,973  1,678,913
                                    =========  =========   =========  =========

EARNINGS (LOSS) PER COMMON SHARE:     $(.42)      $.02       $(.74)     $(.01)
                                       =====      ====        =====      =====




























                                                                 - Exhibit 11 -

                                Compu-DAWN, Inc.
                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE
                           ARTICLE 5 OF REGULATION S-X




The  schedule  contains  summary  financial   information   extracted  from  the
consolidated financial statements for the six months ended June 30, 1997 and is qualified in its entirety by reference to such statements.

      Period type                                                   6 Mos.
      Fiscal year end                                         Dec 31, 1997
      Period start                                            Jan 01, 1997
      Period end                                             June 30, 1997
      Cash                                                       4,447,532
      Securities                                                       0
      Receivables                                                  108,711
      Allowances                                                     3,635
      Inventory                                                        0
      Current assets                                             4,762,095
      PP&E                                                         368,529
      Depreciation                                                 147,260
      Total assets                                               5,276,833
      Current liabilities                                          337,292
      Bonds                                                        155,588
      Common                                                        26,627
      Preferred mandatory                                              0
      Preferred                                                        0
      Other SE                                                   4,757,326
      Total liabilities and equity                               5,276,833
      Sales                                                        300,686
      Total revenues                                               300,686
      CGS                                                          202,025
      Total costs                                                  202,025
      Other expenses                                               146,644
      Loss provision                                                 9,000
      Interest expense                                              72,171
      Income pretax                                             (1,322,577)
      Income tax                                                       0
      Income continuing                                         (1,322,577)
      Discontinued                                                     0
      Extraordinary                                                    0
      Changes                                                          0
      Net income                                                (1,322,577)
      EPS primary                                                     (.74)
      EPS diluted                                                     (.74)




                                                                 - Exhibit 27 -