Form 10QSB/A
period 1997-06-30
COMPU DAWN INC
filed 1997-10-30
CIK 1028079

FORM 10-QSB/A

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

                                Compu-DAWN, Inc.


                                    - INDEX -



                                                                       Page(s)

PART I  Financial Information

    Condensed Balance Sheets - June 30, 1997 and December 31, 1996        3

    Condensed Statements of Operations - Six Months and Three Months
    Ended June 30, 1997 and 1996                                          4

    Condensed Statements of Cash Flows - Six Months Ended June 30, 1997
    and 1996                                                              5

    Notes to Interim Condensed Financial Statements                       7


    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                 9


PART II    Other Information                                              11


   Item 1 - Legal Proceedings                                             11

   Item 6 - Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                                12

       Exhibit 11                                                         13

       Exhibit 27                                                         14

                          PART I. Financial Information
ITEM 1. Financial Statements

                                Compu-DAWN, Inc.
                            CONDENSED BALANCE SHEETS

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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 2):
   Preferred stock, $.01 par value; 1,000,000
     shares authorized, none issued
     or outstanding                                          -              -
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 2,662,700 and 986,700 shares
     issued for 1997 and 1996, respectively                26,627         9,867
   Additional paid-in capital                           8,037,377     1,670,258
   Retained earnings (deficit)                         (3,280,051)     (400,424)
                                                     ------------    -----------
                                                        4,783,953     1,279,701
                                                     ------------    -----------

                                                     $  5,276,833    $2,433,160
                                                     ============     ==========

                       See notes to financial statements.


                                Compu-DAWN, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended       For the Six Months Ended
                                                             June 30,                       June 30,
                                                   ---------------------------      ------------------------
                                                       1997             1996              1997        1996
                                                   ------------    -----------      ------------    --------

REVENUES:
   Software sales                                 $    42,605       $186,040        $   141,089     $204,965
   Maintenance income                                  72,280         35,700            159,597      108,294
                                                  ------------     ----------       ------------   ---------
                                                      114,885        221,740            300,686      313,259
                                                  ------------     ----------       ------------   ---------

COSTS AND EXPENSES:
   Programming costs and expenses                     125,188         56,966            202,025      108,868
   General and administrative expenses                732,506         80,324          1,247,454      164,892
   Research and development                            98,731         30,914            146,644       61,828
                                                  ------------     ----------        -----------   ---------
                                                      956,425        168,204          1,596,123      335,588
                                                  ------------     ----------        -----------   ---------

INCOME (LOSS)  FROM  OPERATIONS                      (841,540)        53,536         (1,295,437)     (22,329)
                                                  ------------     ----------        -----------   ---------

OTHER INCOME (EXPENSES):
   Interest and other income                           43,689            646             45,031        1,426
   Interest expense and financing costs               (11,670)           -              (72,171)        (176)
   Loss on abandonment of leasehold improvements          -          (10,342)               -        (10,342)
   Non-recurring financing charge (Note 2)         (1,557,050)           -           (1,557,050)         -
                                                    ----------     ----------         -----------   ---------
                                                   (1,525,031)        (9,696)        (1,584,190)      (9,092)
                                                    ----------     ----------         -----------   ---------

INCOME (LOSS) BEFORE PROVISION
   (CREDIT) FOR INCOME TAXES                       (2,366,571)        43,840         (2,879,627)     (31,421)

   Provision (credit) for income taxes                   -            10,500                -         (7,500)
                                                    ----------     ----------        -----------    ---------

NET INCOME (LOSS)                                 $(2,366,571)    $   33,340        $(2,879,627)    $(23,921)
                                                    =========      ==========        ===========     ========

EARNINGS (LOSS) PER COMMON SHARE
   (Note 3)                                            $(1.23)         $.02              $(1.61)       $(.01)
                                                         =====          ====              ======        =====

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING (Note 3)                             1,920,671      1,678,913           1,792,973    1,678,913
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

                                Compu-DAWN, Inc.
                 CONDENSED STATEMENTS OF CASH FLOWS                Page 2 of 2
                       ----------------------------------
                                   (Unaudited)

                                                       For the Six Months Ended
                                                              June 30,
                                                         1997             1996
                                                       ---------       --------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
    (UTILIZED)PROVIDED BY OPERATING ACTIVITIES:
      Net income (loss)                             $(2,879,627)     $  (23,921)
      Adjustments to reconcile net income (loss)
       to net cash (utilized) provided
       by operating activities:
          Allowance for doubtful accounts                 9,000            -
          Depreciation and amortization                  61,583           1,671
          Deferred taxes                                   -             (7,500)
          Deferred rent liability                         7,044            (478)
          Compensatory stock                            174,693            -
          Loss on disposal of fixed assets                 -             10,342
          Financing charge                            1,557,050            -
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable      (14,066)        133,049
        (Increase) in prepaid expenses                 (154,202)           -
        (Decrease) in accounts payable and accrued      (20,363)       (103,509)
          expenses
        Increase in deferred revenue                     38,733            -
                                                     -----------      ----------

NET CASH (UTILIZED) PROVIDED BY OPERATING           $(1,220,155)    $     9,654
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

               In June 1997, the Company, through its underwriter, successfully completed an initial public offering of its common stock. The Company sold 1,380,000 shares of common stock (including 180,000 shares in the Underwriter's over allotment option) at a price of $5.00 per share for aggregate net proceeds of $5,763,805. A portion of the proceeds realized from this offering was used to repay promissory notes aggregating $770,000. In connection with this repayment, the COmpany has fully amortized deferred financing costs originally capitalized in connection with the notes. This amount has been reflected as a non-recurring charge on the statement of operations.


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

               In addition, during the current quarter, the COmpany ahs fully amortized approximately $1,500,000 of deferred financing charges which were capitalized in connection with certain debt incurred prior to the Company's initial public offering. This debt was fully repaid during this period.

               Income (Loss)

               For the three months ended June 30, 1997, the Company reflected a net loss of $2,366,571 ($1.23 per share) as compared to net income of $33,340 ($.02 per share) for the corresponding period of the prior year. For the six months ended June 30, 1997 the Company reflected a net loss of $2,879,627 ($.74 per share) as compared to a loss of $23,921 ($.01 per share) for the six months ended June 30, 1996. These losses are principally due to the fact that the Company has yet to produce significant revenues as mentioned above.

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



Dated: October 30, 1997                               Compu-DAWN, Inc.




                                               By:    /s/ Mark Honigsfeld
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer

                                Compu-DAWN, Inc.
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)


                                     For the Three Months     For the Six Months
                                         Ended June 30,          Ended June 30,
                                     -------------------    ------------------
                                      1997          1996     1997        1996
                                     --------   --------    --------   -------


NET INCOME (LOSS)                  $(2,366,571) $ 33,340  $(2,879,627) $(23,921)
                                     =========  ========   ===========  ========


WEIGHTED AVERAGE SHARES:
    Common shares outstanding       1,415,469    986,700   1,202,269    986,700
    Assumed conversion of cheap
     options and warrants             505,202    692,213     590,704    692,213
                                    ----------  ---------  ---------   ---------

                                    1,920,671  1,678,913   1,792,973  1,678,913
                                    =========  =========   =========  =========

EARNINGS (LOSS) PER COMMON SHARE:    $(1.23)      $.02      $(1.61)     $(.01)
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

      Period type                                                   6 Mos.
      Fiscal year end                                         Dec 31, 1997
      Period start                                            Jan 01, 1997
      Period end                                             June 30, 1997
      Cash                                                       4,447,532
      Securities                                                       0
      Receivables                                                  108,711
      Allowances                                                     3,635
      Inventory                                                        0
      Current assets                                             4,762,095
      PP&E                                                         368,529
      Depreciation                                                 147,260
      Total assets                                               5,276,833
      Current liabilities                                          337,292
      Bonds                                                        155,588
      Common                                                        26,627
      Preferred mandatory                                              0
      Preferred                                                        0
      Other SE                                                   4,757,326
      Total liabilities and equity                               5,276,833
      Sales                                                        300,686
      Total revenues                                               300,686
      CGS                                                          202,025
      Total costs                                                  202,025
      Other expenses                                               146,644
      Loss provision                                                 9,000
      Interest expense                                              72,171
      Income pretax                                             (2,879,627)
      Income tax                                                       0
      Income continuing                                         (2,879,627)
      Discontinued                                                     0
      Extraordinary                                                    0
      Changes                                                          0
      Net income                                                (2,879,627)
      EPS primary                                                    (1.61)
      EPS diluted                                                    (1.61)




                                                                 - Exhibit 27 -