Form 10QSB
period 1997-09-30
COMPU DAWN INC
filed 1997-11-14
CIK 1028079

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                              Outstanding at November 10, 1997
-----------------------------               ------------------------------------
(Common stock, $.01 par value)                               2,829,889

                                Compu-DAWN, Inc.


                                    - INDEX -



                                                                                                                Page(s)

PART I           Financial Information

       Condensed Balance Sheets - September 30, 1997 and December 31, 1996                                           3
       Condensed Statements of Operations - Nine Months and Three Months
       Ended September 30, 1997 and 1996                                                                             4

       Condensed Statements of Cash Flows - Nine Months Ended September 30,
       1997 and 1996                                                                                                 5

       Notes to Condensed Financial Statements                                                                       7


       Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                                                 9


PART II          Other Information                                                                                  11


       Item 1 - Legal Proceedings                                                                                   11

       Item 2 - Changes in Securities and Use of Proceeds                                                           11

       Item 3 - Defaults Upon Senior Securities                                                                     12

       Item 4 - Submission of Matters to a Vote of Securities Holders                                               12

       Item 5 - Other Information                                                                                   12

       Item 6 - Exhibits and Reports on Form 8-K                                                                    12


SIGNATURES                                                                                                          13

       Exhibit 11                                                                                                   14

       Exhibit 27                                                                                                   15

                                        2

                          PART I. Financial Information

ITEM 1.        Financial Statements

                                Compu-DAWN, Inc.
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                                            September 30,         December 31,
                                                                                                1997                1996
                                                                                            (Unaudited)
CURRENT ASSETS:
   Cash                                                                                        $3,524,209          $   286,497
   Accounts receivable, net of allowances for doubtful accounts of $3,635
      and $30,000 for 1997 and 1996, respectively                                                  78,424              100,010
   Prepaid expenses                                                                               219,675               19,281
   Loan receivable from officer                                                                   -                     69,247
   Income tax refund receivable                                                                    36,004               36,004
                                                                                            -------------        -------------
TOTAL CURRENT ASSETS                                                                            3,858,312              511,039
                                                                                              -----------         ------------

FIXED ASSETS                                                                                      299,943              138,814
                                                                                             ------------         ------------

OTHER ASSETS:
   Deferred offering costs (Note 2)                                                                   -                139,326
   Deferred compensation                                                                          181,182               34,056
   Financing costs                                                                                    -              1,588,400
   Security deposits                                                                               21,525               21,525
                                                                                             ------------        -------------
                                                                                                  202,707            1,783,307
                                                                                             ------------          -----------

                                                                                               $4,360,962           $2,433,160
                                                                                               ==========           ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                     $     91,975          $   260,134
   Deferred revenue                                                                                46,656               28,100
   Due to former shareholders                                                                         -                 34,710
   Current portion of note payable - officer                                                      100,000                  -
   Capitalized lease payable - current                                                              8,488                7,859
                                                                                             ------------       --------------
TOTAL CURRENT LIABILITIES                                                                         247,119              330,803
                                                                                             ------------         ------------

NON-CURRENT LIABILITIES:
   Note payable - officer                                                                          75,000                  -
   Capitalized lease payable                                                                       19,891               29,541
   Deferred rent liability                                                                         29,325               23,115
   Promissory notes payable  (Note 2)                                                                -                 770,000
                                                                                             ------------         ------------
                                                                                                  124,216              822,656
                                                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 2):
   Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued
      or outstanding                                                                                 -                      -
   Common stock, $.01 par value, 20,000,000 shares authorized,
      2,819,650 and 986,700 shares issued for 1997 and 1996, respectively                          28,197                9,867
   Additional paid-in capital                                                                   8,017,231            1,670,258
   Retained earnings (deficit)                                                                 (4,008,716)            (400,424)
                                                                                              -----------         ------------
                                                                                                4,036,712            1,279,701
 Less: Treasury stock-8561 shares at cost                                                         (47,085)                 -
                                                                                              ------------         -----------
                                                                                                3,989,627           1,279, 701
                                                                                              -----------          -----------

                                                                                               $4,360,962           $2,433,160
                                                                                               ==========           ==========

                       See notes to financial statements.

                                Compu-DAWN, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                   For the Three Months Ended              For the Nine Months Ended
                                                                        September 30,                                 September 30,
                                                                    1997            1996               1997           1996

REVENUES:
   Software sales                                                  $    46,303     $ 90,345        $    187,392       $198,639
   Maintenance income                                                   76,650       75,110             236,247        280,075
                                                                  ------------    ---------       -------------      ---------
                                                                       122,953      165,455             423,639        478,714
                                                                   -----------     --------       -------------      ---------

COSTS AND EXPENSES:
   Programming costs and expenses                                      187,053       33,811             389,078        142,679
   General and administrative expenses                                 420,479       92,850           1,667,933        257,742
   Research and development                                            301,173       49,554             447,817        111,382
                                                                   -----------    ---------       -------------      ---------
                                                                       908,705      176,215           2,504,828        511,803
                                                                   -----------     --------        ------------      ---------

(LOSS)  FROM  OPERATIONS                                              (785,752)     (10,760)         (2,081,189)       (33,089)
                                                                    ----------    ---------        ------------      ----------

OTHER INCOME (EXPENSES):
   Interest and other income                                            62,028          302             107,059          1,728
   Interest expense                                                     (4,941)        (638)            (77,112)          (814)
   Loss on abandonment of leasehold improvements                          -              -                   -         (10,342)
   Non-recurring financing charge (Note 2)                                -              -           (1,557,050)            -
                                                                  -------------------------        ------------    -----------
                                                                        57,087         (336)         (1,527,103)        (9,428)
                                                                  ------------ ------------        ------------    -----------

(LOSS) BEFORE PROVISION (CREDIT)
   FOR INCOME TAXES                                                   (728,665)     (11,096)         (3,608,292)       (42,517)

   Provision (credit) for income taxes                                  -            (2,777)            -              (10,277)
                                                              ----------------  ----------- -------------------    -----------

NET (LOSS)                                                           $(728,665)  $   (8,319)        $(3,608,292)     $ (32,240)
                                                                     =========   ==========         ===========      =========

(LOSS) PER COMMON SHARE (Note 3)                                         $(.23)    $   -                 $(1.72)         $(.02)
                                                                         =====     ========              =======         =====

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING (Note 3)                                              3,183,016    1,829,483           2,098,955      1,829,483
                                                                     =========    =========           =========      =========






                       See notes to financial statements.

                                Compu-DAWN, Inc.
                 CONDENSED STATEMENTS OF CASH FLOWS Page 1 of 2
                 ----------------------------------------------
                                   (Unaudited)

                                                                                                     For the Nine Months Ended
                                                                                                            September 30,
                                                                                                     1997             1996


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                                 $    490,146       $   510,826
    Cash paid to suppliers and employees                                                           (2,373,310)         (506,061)
    Interest paid                                                                                      (4,941)             (814)
    Interest and other income received                                                                 45,369             1,728
    Income taxes paid                                                                                     -              (3,429)
                                                                                                 ------------        -----------
    Net cash (utilized) provided by operating activities                                           (1,842,736)            2,250
                                                                                                 ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments of officer's loan                                                             69,247               -
    Purchase of fixed assets                                                                         (210,842)              -
                                                                                                   -----------      -----------
    Net cash (utilized) by investing activities                                                      (141,595)              -
                                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan received from officer - net of repayments                                                    375,000              -
    Repayment of promissory notes                                                                    (770,000)             -
    Payments for common stock and options acquired                                                    (34,710)          (17,833)
    Payments of capital lease obligations                                                              (9,021)           (7,747)
    Net proceeds from initial public offering                                                       5,590,874              -
    Payment of expenses in connection with debt and equity offerings                                  -                 (25,460)
    Proceeds from exercise of stock options                                                            69,900              -
                                                                                               --------------       ------------
    Net cash provided (utilized) by financing activities                                            5,222,043           (51,040)
                                                                                                 ------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                3,237,712           (48,790)

    Cash and cash equivalents, at beginning of year                                                   286,497           105,962
                                                                                                -------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 3,524,209      $     57,172
                                                                                                  ===========      ============









                             See notes to financial statements.

                                Compu-DAWN, Inc.
                 CONDENSED STATEMENTS OF CASH FLOWS Page 2 of 2
                       ----------------------------------
                                   (Unaudited)

                                                                                                For the Nine Months Ended
                                                                                                       September 30,
                                                                                                     1997                1996
                                                                                             ------------------       --------

RECONCILIATION OF NET (LOSS) TO NET CASH (UTILIZED)
    PROVIDED BY OPERATING ACTIVITIES:
      Net (loss)                                                                                  $(3,608,292)       $  (32,240)
      Adjustments to reconcile net (loss) to net cash (utilized) provided by operating activities:
          Allowance for doubtful accounts                                                               9,000             3,000
          Depreciation and amortization                                                                81,063             9,891
          Deferred rent                                                                                 6,210            (9,149)
          Compensatory stock                                                                          372,144               -
          Loss on disposal of fixed assets                                                               -                5,378
          Financing charge                                                                          1,557,050               -
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                                     12,586          (116,983)
        (Increase) decrease in prepaid expenses                                                      (200,394)            2,567
        (Decrease) increase in accounts payable and accrued expenses                                  (90,659)            4,396
        (Decrease) in income taxes payable                                                               -              (13,706)
        Increase in deferred revenue                                                                   18,556           149,096
                                                                                                -------------        ----------

NET CASH (UTILIZED) PROVIDED BY OPERATING ACTIVITIES                                              $(1,842,736)      $     2,250
                                                                                                  ===========       ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    During 1997, the Company issued (i) 40,000 shares of common stock in lieu of payment of a note for $200,000, and (ii) 23,000 shares of common stock in payment of accrued compensation of $115,000.

   During the current quarter, an officer exercised options to purchase 156,950 shares of Common Stock at $.30 per share, and paid for these shares by delivering 8,561 shares of Company Common Stock, valued at market value, back to the Company.












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

                 In the opinion of management, the accompanying unaudited interim condensed financial statements of Compu-DAWN, Inc. contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996.

                 The results of operations  for the three and nine month periods
                 ended   September  30,  1997  and  1996  are  not   necessarily
                 indicative of the results to be expected for the full year.


NOTE   2    -    INITIAL PUBLIC OFFERING:

                 In September 1997, the Company, through its underwriter, successfully completed an initial public offering of its common stock. The Company sold 1,380,000 shares of common stock (including 180,000 shares in the Underwriter's over allotment option) at a price of $5.00 per share for aggregate net proceeds of $5,590,874. A portion of the proceeds realized from this offering was used to repay promissory notes aggregating $770,000. In connection with this repayment, the Company has fully amortized deferred financing costs originally capitalized in connection with the notes. This amount has been reflected as a non-recurring charge on the statement of operations.


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

NOTE 4    -      SHAREHOLDERS' EQUITY:

                 During the current period, an officer of the Company exercised options to acquire 156,950 Shares of common stock at an exercise price of $.30 per share. In payment for these shares, the officer delivered 8,561 shares of Company common stock, valued at its market value of $5.50 per share, to the Company.

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

                 The financial information presented herein includes: (i) condensed balance sheets as of September 30, 1997 and December 31, 1996; (ii) condensed statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and
                 (iii) condensed statements of cash flows for the nine month periods ended September 30, 1997 and 1996.

                 Results of Operations

                 Revenues

                 Revenues for the three and nine months ended September 30, 1997 were $122,953 and $423,639, respectively as compared to $165,455 and $478,714 for the same periods of the prior year. To date the Company has not generated significant revenues. However, management believes that through the funds obtained in its initial public offering (see discussion below) for product enhancement, marketing and the introduction of new products, the Company will be able to increase revenues over the long-term.

                 Costs and Expenses

                 Total costs and expenses for the three and nine month periods ended September 30, 1996 were $176,215 and $511,803, respectively. Total costs for the current three and nine month periods ended September 30, 1997 increased significantly to $908,705 and $2,504,828, respectively. These increases were primarily related to the hiring of new sales and marketing personnel, the costs related to enhancing current products, rent expense for the Company's new premises and research and development costs incurred to establish new products.

                 In addition, during the nine-month period, the Company has fully amortized approximately $1,500,000 of deferred financing charges which were capitalized in connection with certain debt incurred prior to the Company's initial public offering. The debt was fully repaid during this period.

                 Income (Loss)

                 For the three months ended September 30, 1997, the Company reflected a net loss of $728,665 ($.23 per share) as compared to net loss of $8,319 ($.00 per share) for the corresponding period of the prior year. For the nine months ended September 30, 1997 the Company reflected a net loss of $3,608,292 ($1.72 per share) as compared to a loss of $32,240 ($.02 per share) for the nine months ended September 30, 1996. These losses are principally due to the fact that the Company has yet to produce significant revenues as mentioned above.

                 Liquidity and Capital Resources

                 In June 1997, the Company successfully completed an initial public offering of its common stock. The Company sold 1,380,000 shares of its common stock at a price of $5.00 per share and realized net proceeds of approximately $5,591,000.

                 At September 30, 1997, the Company had working capital of $3,611,193, a current ratio of 15.6:1 and a debt to net worth ratio of .1:1. At its year ended December 31, 1996 the Company had working capital of $180,236, a current ratio of 1.5:1 and a debt to net worth ratio of .9:1. This significant improvement in liquidity is due to the successful IPO as described above.

                 During the current quarterly period, an officer of the Company exercised options to acquire 156,950 shares of common stock at $.30 per share. The officer paid for these shares by delivering 8,561 shares of Company common stock, valued at market value, back to the Company.

                 Cash Flows

                 For the nine months ended September 30, 1997 the Company utilized cash for operating activities of $1,842,736 primarily to pay suppliers and employees. For the corresponding period of the prior year the Company generated cash from operating activities of $2,250.

                 The Company utilized cash of approximately $142,000 during the nine months ended September 30, 1997 for investing activities primarily to acquire needed fixed assets, net of repayments received against a loan to an officer.

                 For the nine months ended September 30, 1997 the Company provided approximately $5,222,000 from financing activities which resulted primarily from the Company's successful initial public offering.

                 Other

                 The Company believes that the net proceeds from the Offering and funds expected to be generated from operations, will be sufficient for at least the ensuing 12 month period.

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

PART II.       OTHER INFORMATION
ITEM 1   -     Legal Proceedings.
               None.

ITEM 2   -     Changes in Securities and Use of Proceeds.

               (a)  not applicable

               (b)  not applicable

               (c) On August 22, 1997 Dong Lew exercised options granted to him under the Company's 1996 Stock Option Plan to purchase 156,950 Common Shares of the Company. Mr. Lew delivered to the Company 8,561 Company Common Shares, with a market value on August 22, 1997 of $5.50 per share, in payment of the option exercise price of $.30 per share, or an aggregate of $47,085.50. Pursuant to the terms of the option, the Company granted Mr. Lew a reload option to purchase 8,561 Common Shares at $5.50 per share. The foregoing transaction was a private transaction not including a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
                    Section 4(2) thereof. The sale of these Common Shares was without the use of an underwriter and the certificates representing such Common Shares bear a restrictive legend permitting the transfer thereof only upon registration of such securities or an exemption under the Securities Act.

                    The Company's Registration Statement of Form SB-2 (Registration No. 333-18667), covering the issuance of 1,380,000 Common Shares, $.01 par value per share, (including 180,000 Common Shares covering overallotments at $5.00 per share, or an aggregate of $6,900,000 (including overallotment proceeds), was declared effective on June 10, 1997. The offering, which was underwritten on a firm commitment basis, and the overallotment, closed on June 16 and June 24, 1997 respectively. The managing underwriter of the offering was E.C. Capital Ltd.

                    The following is a breakdown of the Company's use of the proceeds from, and expenses incurred in connection with, the offering, through September 30, 1997:

                    Offering:
                    Gross proceeds (including over-allotment)        $6,900,000
                    Underwriting discounts and commissions (1)         (690,000)
                    Expenses paid directly to underwriter              (322,500)
                    Other expenses (1)                                 (231,311)
                                                                    -----------
                    Net proceeds                                     $5,656,189
                                                                     ==========

                    Use of Proceeds Through September 30, 1997:
                    Product enhancement and development (1)(3)      $   900,000
                    Repayment of indebtedness (2)                       770,000
                    Marketing and advertising (1)(3)                    300,000
                    Hiring/training personnel (1)(3)                     60,000
                    Equipment purchases (1)(3)                          200,000
                    Unused proceeds (4)                               3,426,189
                                                                    -----------
                                                                     $5,656,189
                                                                    ============


               (1) Paid directly to persons other than directors or officers of the Company or their associates, or persons owning 10 percent or more of any class of equity securities of the Company, or affiliates of the Company.

               (2) Represents the repayment of a bridge loan. $130,000 was paid to affiliates of the Company who participated in the bridge loan. $640,000 was paid directly to persons other than directors or officers of the Company or their associates, or persons owning 10 percent or more of any class of equity securities of the Company, or affiliates of the Company.

               (3)  Approximate

               (4) Unused proceeds are invested in government securities and certificates of deposit.


                 To date, the use of proceeds does not represent any material changes from the use of proceeds described in the prospectus.

ITEM 3   -       Defaults Upon Senior Securities.
                 None.

ITEM 4   -       Submission of Matters to a Vote of Security Holders.
                 None.

ITEM 5   -       Other Information.
                 None.

ITEM 6   -       Exhibits or Reports on Form 8-K:
                   No reports on Form 8-K during the current period
                   Exhibit 11 - Computation of Earnings Per Share
                   Exhibit 27 - Financial Data Schedule

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:     November 10, 1997                   Compu-DAWN, Inc.




                                                By: /s/ Mark Honigsfeld
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer

                                Compu-DAWN, Inc.
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)




                                                                            For the Three Months                For the Nine Months
                                                                             Ended September 30,                Ended September 30,
                                                                         ------------------------           -----------------------

                                                                           1997              1996              1997            1996
                                                                         ------------    ----------          -----------   ---------


NET (LOSS)                                                               $(728,665)     $   (8,319)          $(3,608,292) $ (32,240)
                                                                          =========      ==========           ===========  =========


WEIGHTED AVERAGE SHARES:
    Common shares outstanding                                            2,725,604         986,700             1,715,627     986,700
    Assumed conversion of cheap options and warrants                       457,412         842,783               383,328     842,783
                                                                        ----------      -----------          -----------   ---------

                                                                         3,183,016       1,829,483             2,098,955   1,829,483
                                                                         =========       =========             =========   =========

EARNINGS (LOSS) PER COMMON SHARE:                                        $(.23)         $  -                   $(1.72)       $(.02)
                                                                         =====          ======            ======          =====




























                                                                 - Exhibit 11 -


                                Compu-DAWN, Inc.
                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE
                           ARTICLE 5 OF REGULATION S-X




The  schedule  contains  summary  financial   information   extracted  from  the
consolidated  financial  statements for the nine months ended September 30, 1997 and is qualified in its entirety by reference to such statements.


      Period type                                                                                                 9 Mos.
      Fiscal year end                                                                                       Dec 31, 1997
      Period start                                                                                          Jan 01, 1997
      Period end                                                                                      September 30, 1997
      Cash                                                                                                     3,524,209
      Securities                                                                                                  0
      Receivables                                                                                                 82,059
      Allowances                                                                                                   3,635
      Inventory                                                                                                   0
      Current assets                                                                                           3,858,312
      PP&E                                                                                                       466,683
      Depreciation                                                                                               166,740
      Total assets                                                                                             4,360,962
      Current liabilities                                                                                        247,119
      Bonds                                                                                                      124,216
      Common                                                                                                      28,197
      Preferred mandatory                                                                                         0
      Preferred                                                                                                   0
      Other SE                                                                                                 3,961,430
      Total liabilities and equity                                                                             4,360,962
      Sales                                                                                                      423,639
      Total revenues                                                                                             423,639
      CGS                                                                                                         0
      Total costs                                                                                              2,504,828
      Other expenses                                                                                              0
      Loss provision                                                                                              0
      Interest expense                                                                                            77,112
      Income pretax                                                                                           (3,608,292)
      Income tax                                                                                                  0
      Income continuing                                                                                       (3,608,292)
      Discontinued                                                                                                0
      Extraordinary                                                                                               0
      Changes                                                                                                     0
      Net income                                                                                              (3,608,292)
      EPS primary                                                                                                  (1.72)
      EPS diluted                                                                                                  (1.72)




                                                                                                             - Exhibit 27 -