Form 10KSB
period 1997-12-31
COMPU DAWN INC
filed 1998-03-31
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the fiscal year ended December 31, 1997
                               OR

[X] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

                        Commission file number 000-22611

                                Compu-DAWN, Inc.
                 (Name of Small Business Issuer in its Charter)

            Delaware                                            11-3344575
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

                     77 Spruce Street, Cedarhurst, NY 11516
              (Address of Principal Executive Offices) (Zip Code)

                                 (516) 374-6700
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock ($.01 par value per share)
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 25, 1998, the aggregate market value of the shares held by non-affiliates was approximately $[ ]. ----------------------

The issuer's revenues for the fiscal year ended December 31, 1997 were $591,375.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS.

The number of shares outstanding of each of the issuer's classes of common equity as of March 25, 1998 is 2,834,223 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one): Yes          No X

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                      INDEX

                                                                        Page No.

Forward Looking Statements ................................................. 1


PART I

Item 1. Description of Business............................................. 1

Item 2. Description of Property............................................. 15

Item 3. Legal Proceedings................................................... 15

Item 4. Submission of Matters to a Vote of Security Holders................. 15


PART II

Item 5. Market for Common Equity and Related Stockholder Matters............ 15

Item 6. Management's Discussion and Analysis or Plan of Operation........... 18

Item 7. Financial Statements................................................ 21

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 21


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................. 22

Item 10. Executive Compensation............................................. 25

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 30

Item 12. Certain Relationships and Related Transactions..................... 31


PART IV

Item 13. Exhibits and Reports on Form 8-K................................... 33

Signatures

                           FORWARD LOOKING STATEMENTS

     When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to the Company's fiscal year which ends December 31.

                                     PART I

Item 1. Description of Business

History

     Compu-DAWN Inc., (the "Company") was incorporated under the name of Coastal Computer Systems, Inc. in New York on March 31, 1983 and was reincorporated in Delaware under its present name on October 18, 1996. The Company is engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies. The Company's customers are primarily located in New York State. See Item 1 - "Description of Business -Customers."

     In October 1996, the Company successfully completed the sale of 77 units, each unit consisting of a $10,000 Promissory Note (the "Bridge Note") and a Common Share Purchase Warrant (the "Bridge Warrant") to acquire 5,600 Common Shares of the Company (the "Bridge Financing Transaction") (Bridge Warrants to acquire 42,000 Common Shares were canceled subsequent to the closing of the Bridge Financing Transaction.)

     The Bridge Warrants are exercisable at a price of $3.00 per share. Each of the Bridge Notes was paid upon the closing of the Company's initial public offering (the "IPO"), which was successfully completed in June 1997, as discussed below. The terms of the Bridge Warrants provide for a five year exercise period expiring in June 2002; however the Company, the underwriter of the Company's IPO, and the Bridge Warrant holders have agreed that the Bridge Warrants will not be exercised or transferred, and the underlying Common Shares will not be transferred, for a two-year period expiring in June 1999.

     In June 1997,  the  Company,  successfully  completed  an IPO of its Common

Shares. The Company sold 1,380,000 Common Shares (including 180,000 shares in the underwriter's over-allotment option) at a price of $5.00 per share for aggregate net proceeds, after expenses, of $5,625,874. A portion of the proceeds realized from this offering was used to repay promissory notes aggregating $770,000 to the bridge lenders as described above. See Item 5 - "Market for the Registrant's Common Stock and Related Stockholder Matters - Use of Proceeds from Initial Public Offering" for a discussion of the use of proceeds from the IPO through December 31, 1997. See also Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

General Business Description

     The Company is currently primarily engaged in the business of designing, developing, licensing, installing and servicing computer application software systems for law enforcement and public safety agencies. The Company's software systems include computer-aided dispatching ("CAD"), computer interfacing with local, state and national crime information databases, advanced wireless mobile on-line communications computing ("AMO") (utilizing radio frequency), automatic vehicle location ("AVL") (employing dynamic map displays), records management, and photo-imaging database systems. These modules may be integrated and licensed as a package, or may be licensed individually.

     Certain of these applications utilize telecommunications and space satellite technology, other infrastructure, and hardware provided by third parties. The third party providers of such technology and infrastructure, with respect to a particular customer's system, vary depending on the location of the customer and whether or not the customer has a business relationship with a third party provider. Accordingly, the Company is not dependent on any particular third party's technology or infrastructure for its software systems to function. These third parties are typically major CDPDs (cellular digital packet data providers) such as AT&T Wireless Data, Inc. ("AT&T"), Bell Atlantic Corporation ("Bell Atlantic"), and GTE Mobilnet Service Corp. ("GTE"), or dedicated radio frequency data network providers such as RAM Mobile Data USA Limited Partnership ("RAM Mobile Data") and Motorola Inc. ("Motorola"). The Company's AMO system requires computer hardware and services from third party providers, and interfaces with dedicated radio frequencies owned by the Company's customers which require special radio equipment provided by companies such as Motorola and Dataradio Corp. The Company's customers may purchase such technology, infrastructure, services and hardware directly from these providers, and, with respect to radio equipment, through authorized dealers as well.

     The Company's software is compatible with virtually all operating systems. The Company has installed its systems in more than 60 agencies, primarily law enforcement agencies located in the state of New York. The Company provides a full range of product support and maintenance services, both on-site and by remote connection.

Industry Background

     The goal of law enforcement and public safety agencies is to maximize the safety and improve the quality of life of people and communities. The effectiveness of a law enforcement or public safety agency is dependent on its personnel and resources. Such effectiveness is enhanced by maximizing the patrol time of agency personnel, and the availability of timely, accurate and reliable information. This allows services to be provided in an efficient, cost-effective manner. Computer technology is an important tool for providing information to law enforcement and public safety personnel, reducing administrative time and streamlining procedures, to support an agency's strategic and operational goals.

     Generally, a law enforcement or public safety agency's strategy is not geared to one overall plan for an entire community, but is based on several individual plans addressing the unique needs of the neighborhoods that comprise that community. Agencies need the ability to maximize their resources, customize information, analyze crime information by sector, district and area, and analyze repeat call areas that tax agencies' resources. Additionally, agencies have a need to respond to incidents and 911 calls as rapidly, efficiently and cost effectively as possible.

     Computer technology has been developed for the public safety market to address these needs. CAD systems, integrated with enhanced 911 ("E911") systems, allow a dispatcher to retrieve information about the 911 caller, and the location and the individuals involved in the incident being reported. Mobile wireless communication systems in vehicles provide agency personnel in the field with the ability to receive information regarding an incident and the people involved, such as location, "mug shots" and photographs, and arrest and booking data. Such systems also enable such personnel to go "on-line" with the agency's database, and with other vehicles, in real time. Wireless communication systems also provide personnel with the capability to file reports from their vehicles instead of having to return to the station. This increases personnel time and visibility in the community. AVL system technology provides a dispatcher with the capability of immediately identifying the location of the most appropriate vehicle to investigate an incident, significantly shortening response time. Without an AVL system, a dispatcher has to alert the vehicles in the field of an incident and then wait, as they report their location and/or availability, before determining which vehicle would be the most appropriate to respond to an incident. Information sharing technology allows agencies to link their databases to local, state and national crime databases to access information for more in-depth and efficient investigation of incidents. Records management and photograph imaging systems for law enforcement agencies make arrest and booking procedures and incident investigations more efficient, while similar systems for fire and EMS departments contribute to the efficient deployment of firefighting and emergency equipment and investigation of incidents. Without a computerized records management system, records and reports would need to be handwritten or typed, and physically stored in various filing cabinets, file rooms, or on microfilm or microfiche. In such form, such reports are comparatively error prone, and may be misplaced or unavailable, which makes retrieval difficult and time consuming. Computerized records systems allow for easy entry and retrieval, and increased productivity, enabling agency personnel to spend more time "on the beat" in the community.

     In essence, the foregoing computer technology enables law enforcement and public safety agencies to allocate and utilize resources and manpower hours to maximize their goal of public safety.

     The Company believes that the market for application software and technology products utilized in the law enforcement and public safety market is growing due to (i) an increased public and governmental priority for law enforcement and public safety, (ii) an awareness that specific computer technology for the law enforcement and public safety market now exists, (iii) the availability of federal funding assistance to obtain computer equipment and technology, (iv) breakthroughs in development of new mobile wireless computer communications technology and (v) acknowledgment by certain agencies that computer-aided law enforcement has contributed to a recent drop in crime rates, and the ability to effectively handle increasing incidents of crime without increasing personnel. For example, The New York Times reported in 1997 that New York City's mayor and top police officials attribute that city's drop in crime rate, in part, to a series of new police strategies which includes, among other things, the use of computer technology that has allowed the police department to identify crime patterns much more quickly and flood problem streets with undercover and beat officers. Also, the city of Chicago has installed an E911 dispatch system which has contributed to a recent decline in crime. In addition to New York City and Chicago (which do not utilize Company systems), the city of Glens Falls, New York, a customer of the Company, in 1997, advised the Company that, although incidents of crime had increased, its computer system enabled the police department to effectively respond to, and handle, these incidents without increasing personnel.

Development of Technology

     The Company's current technology has been developed and enhanced over approximately an eight year period. The Company's technology is not patented or covered by any registered copyrights; however, the Company believes that its software programs have copyright protection under common law. The Company does not license any technology from third parties other than technology for certain operating software. The Company continually undertakes research and development, under the supervision of Louis Libin, the Company's Chief Technology Officer, to develop new, and enhance existing, technology and products. See Item I - "Description of Business - Research and Development and Technology Development Alliance" for a discussion about the Company's continuing research and development activities.

Products and Services

     Products

     The Company's software products consist of CAD systems, computer interface systems which connect the customer's computer system to local, state and national crime information databases, AMO communication systems utilizing radio frequency, AVL systems employing dynamic map displays, records management systems, and photo-imaging database systems. Certain of the Company's software systems also interface with and utilize space satellite technology, telecommunications technology, computer hardware and other infrastructure provided by third parties. The Company's software is compatible with virtually all operating systems, utilizing a variety of software, including Windows(R) and Unix(R). The Company's software also allows linkage of its products to mainframe systems and is adaptable to both small and large hardware systems.

     The Company markets its products to law enforcement agencies under the ALECS 2000(TM) (Advanced Law Enforcement Computer System) product line and to fire and EMS departments under its AFFECT(TM) (Advanced Firefighter Computer Technology) product line.

     The Company licenses its software to customers in modules pursuant to a perpetual license. Customers may acquire all the modules as an integrated "total solution" package, or any of the modules individually, on a stand alone basis or as an addition to, or as a replacement for, an existing system. The software modules licensed from the Company can be integrated with the customer's other software systems. The Company's "total solution" package of integrated modules maximizes efficiency since data entered into one module will be available in all modules in real time. A hybrid network comprised of certain of the Company's modules and other software systems may require data to be entered into the Company modules and other software systems separately.

     The price to the customer of the Company's products, whether a "total solution" package or individual modules, varies depending on several factors, including the need for, and existence of, communication infrastructure in the customer's jurisdiction (such as radio towers necessary for AMO radio frequency modules), volume of use of telecommunications systems (such as telephone lines and radio cells), and the customer's computer hardware requirements to implement the software system.

     The Company's ALECS 2000(TM) product line for law enforcement and its AFFECT(TM) product line for fire and EMS are similar in many respects. Both address the reporting of incidents, the dispatch of resources and the deployment of personnel.

     In May 1997, the Company received the 1997 Long Island Software Awards ("LISA") software product of the year award for its ALECS 2000(TM) software. The Company competed with 15 finalists for this award including, among others, Long Island Lighting Company ("LILCO"), Henry Schein, Inc., Life Sciences Associates, Lightstone Group, and Quantum Research and Technologies, Inc. The 1997 LISA was sponsored by the Long Island Research Institute, State University of New York at Stony Brook, Cheyenne Software, Inc., Computer Associates, Inc., LILCO, Renaissance Technologies and Symbol Technologies, Inc., among others.

     The Company's modules are described below.

     Computer-Aided Dispatching - CAD and AVL. The Company's CAD system, under both the ALECS 2000(TM) and AFFECT(TM) product lines, integrates several software and communications technologies, such as E911 dispatch systems, mapping software integrated with global positioning systems for vehicle tracking, and geo-based mapping systems, which include street addresses and intersections, longitude/latitude, and other information to identify the locations and addresses of incidents. The integration of these systems with the Company's CAD software provides to police and other public safety agencies the capability to respond rapidly and efficiently to incidents, and streamlines record management, enhancing productivity and accuracy of record keeping. The Company is currently developing, and beta site testing, visual CAD software (known as V-CAD, or Visual Computer-Aided Dispatching), which, in addition to having greater functionality than the current CAD system, is more user-friendly and provides the dispatcher with touch screen graphical interfacing and the ability to dispatch police, fire and/or EMS agencies at the same time.

     The CAD system allows the dispatcher receiving the E911 call to immediately identify the caller's telephone number, the related address, and the name of the telephone number owner (unless the call is made from a cellular phone). The CAD system enables the dispatcher to access any records maintained in the agency's database relative to that person or the location of the incident (e.g. gun permit issued, prior domestic violence or prank calls) as well as in local, state and national crime information databases.

     Once a decision is made to dispatch a vehicle to an incident, a record is created and the location of the incident appears on a computer-generated map of the area. Using AVL software, which links the customer's system and a receiver in each of the customer's vehicles to GPSs (global positioning satellites), the map also shows the position of vehicles "in the field" which are available to respond to the incident. The dispatcher can then select the closest available vehicle to respond to the incident and can observe the movement of that vehicle as it responds to the call.

     Wireless Mobile Data Communications System - AMO. The Company markets a wireless AMO data communications system which permits "on-line" real time access between vehicles in the field and the central database, between the central database and local, state or national databases, crime information centers and other centralized computer records, and between vehicles. The Company's AMO system employs radio frequency networks (i.e. private radio networks, public radio networks, and cellular and short range spread spectrum technology) to provide complete communication and access from the vehicle to the central databases as well as vehicle to vehicle. The Company's AMO system allows the agency's personnel to log onto the customer's central database directly from their vehicles and have access to all information in such central database. Additionally, the AMO technology provides capability for the agency's personnel to input information into the agency's database directly from their vehicles, and transfer or access information from vehicle to vehicle. AMO employs "text to voice" technology which converts data received by the vehicles' systems from text into voice data, and, by voice recognition, converts voice commands into text to be sent to the dispatcher. This enhances the safety of vehicle operators since they can receive and give information without having to divert their attention to read a computer screen or input information by keyboard. Furthermore, the main police, fire and EMS radio channels are not employed and remain available.

     AMO, through the use of photo imaging technology, allows "mug shots" to be rapidly made available at a crime or incident scene, or the personnel at the scene can create a permanent computer photograph record of the accident or crime scene and transmit it directly into the agency's central database or to other vehicles.

     The Company has sold AMO systems to several municipalities and has successfully installed such AMO systems in, Onondaga County (New York) for its E911 department which covers multiple agencies such as police, fire and EMS departments, the Putnam County (New York) Sheriff's Department, the Johnson City Police Department (in Broome County, New York), the Glens Falls Police Department (in Warren County, New York), the Johnstown Police Department (in Fulton County, New York), the City of Lockport (in Niagara County, New York), the City of Port Jervis (in Westchester County, New York) and the Long Beach, Garden City and Malverne Police Departments (in Nassau County, New York). See
Item 1 - "Description of Business Customers."

     Records Management. The Company's records management systems for law enforcement and other public safety agencies offers a wide range of options and flexibility to fit an agency's needs and budget. The ALECS 2000(TM) records management system processes data from the incident report through prosecution, and is made up of component sub-modular units, including a records management system, a photograph/"mug shot" imaging system, a parking violation system, and a false alarm billing system. The AFFECT(TM) records management system processes data from the incident report through closing the investigation, and also provides information such as the location of resources, including, without limitation, hydrants and secondary sources of water (such as ponds, lakes, rivers, and seawater access), foam and other chemical fire extinguishing material, hoses and jaws-of-life.

     As discussed above, the Company's records management systems obviate the need for handwritten or typed reports and physical filing systems which are cumbersome, comparatively error prone, and make for difficult and time consuming information retrieval.

     Local Court Records Management and Sheriff's Records Management. The Company's products also include records management systems which are specifically designed for local courts and sheriff departments. The local court records management system records summonses, tracks fines payable and enters the appropriate dates on court calendars. The sheriff's records management system provides several functions through the following sub-modules: civil warrants/attachment records management, pistol permit records management, photo imaging/booking for county jails, property records management, jewelry recovery and pawn shop records management, and police academy records management. One of the goals of this technology is to streamline procedures and allow for more efficient allocation of resources and manpower hours.

     Services

          Installation and Training

          System installation is an integral part of the Company's services. The Company's installation procedure commences with an in-depth consultation with the customer to determine the appropriate modules needed to meet the customer's particular requirements within budgetary parameters. Once the customer's needs have been identified, the Company provides customized system design and file creation. The Company then implements the system, undertakes system start-up and provides training for the customer's personnel in the operation of the Company's software products. Customer training is conducted either at the customer's site or at a remote location, and can range up to several days, depending on the customer's particular system.

          Support and Maintenance

          The Company provides post-installation system software maintenance and training support for all of its software products. The Company's systems support teams, which include communications and software technicians and program developers, are available to assist customers via telephone access, 24 hours a day, seven days a week, 52 weeks a year, and provide on-site support, pursuant to a software maintenance agreement. Software updates and enhancements to the modules are included under maintenance contracts. Customers pay the Company a set monthly service fee (currently ranging between 1% and 2% of the installation contract value) which is dependent on the extent and complexity of the customer's system. Currently, the Company has maintenance agreements with all of its customers. During the fiscal years ended December 31, 1996 and 1997 support and maintenance income represented approximately 58% and 53%, respectively, of the Company's revenues.

Research and Development and Technology Development Alliance

     Research and Development

     The Company currently employs six computer software programmers / developers who conduct the Company's research and development activities under the direction of the Company's Chief Technology Officer, Louis Libin. Since the Company's IPO, the Company has spent approximately $1,160,000 on product enhancement and development, including, without limitation, development and beta-testing the V-CAD technology, development of graphical user interface technology (which converts text-driven systems to a more user-friendly menu-driven system), and Structured Query Language (SQL). By utilizing Structured Query Language in conjunction with the Company's database and the operating system software used by the Company, any field of data can now be used as an analysis tool. The data structure provides for the ability to use any of the information from reported crimes, such as time-of-day or crime type, and submit a specialized query, which will result in a customized search for a specific report.

     The Company cannot give any assurance that it will develop any new products or technology, or enhancements for existing products and technology, or that the Company will have the services of Mr. Libin indefinitely. If it does develop or enhance any products or technology, the Company cannot predict the pace or time period of such new developments or enhancements, the costs relating to such research and development (which could be significant or prohibitive), or the availability of qualified technical personnel. See Item 1 - "Description of Business - Employees" and Item 5 - "Market for the Registrant's Common Stock and Related Stockholder Matters - Use of Proceeds from Initial Public Offering."

     Technology Development Alliance

     Effective on January 2, 1998, the Company entered into a development alliance with Computer Associates International, Inc. ("Computer Associates") to integrate the Company's AMO technology with Computer Associates' Unicenter(R) TNG(TM) to form "Air Unicenter." The Company has been advised that Unicenter(R) TNG(TM) is the only fully integrated management solution covering network discovery, topology, performance, events and status, security, software distribution, storage, workload, help desk, change management and other functions for traditional and distributed computing environments, as well as for the Internet and intranets. Unicenter(R) TNG(TM)'s intelligent manager/agent technology delivers highly scalable management of the entire computing environment, including hardware and software.

     The alliance with Computer Associates will enable users to retrieve and process information across wireless and mobile computing environments. Communication is placing an important role in the mobilization of the workforce, not just public safety. The new alliance will help meet this challenge by integrating dispatch applications with other corporate applications. The Company believes that, by delivering proactive administrative management of wireless and mobile computing resources, the integrated technology will provide a common standard for public safety agencies and law enforcement organizations to manage mobile computing environments.

     The Computer Associates alliance agreement is for successive automatically renewable 30 day terms which may be terminated at the end of any renewable term upon ten days prior written notice by either party.

Intellectual Property Rights and Licenses

     The Company's products are based on approximately 3,000 interdependent software application programs and system utility modules, including software developed for creating applications of the modules. The Company's technology is not patented and the Company has not obtained, or applied for, copyright registration for any of its software. Although the registration of a copyright in the United States copyright office provides a rebuttable presumption of the copyright's validity, such registration is not required to make a copyright legally effective, and the Company believes that its software programs have copyright protection.

     The Company believes that it takes at least two to three months of training for a programmer to grasp the complete structure of the Company's software. The Company requires every employee to sign an agreement of nondisclosure and assignment of development rights. While large software vendors often institute lawsuits to protect software property rights against infringers, the Company believes that, in its case, the complexity and total system integration of the Company's products best protects its trade secrets. There can be no assurance that the intellectual property and contractual rights on which the Company relies to protect its intellectual property and confidential and proprietary information will provide it with meaningful protections.

     The Company utilizes certain operating system software (written in the "Open M" computer programming language and owned by Intersystems, Inc. ("Intersystems")), in the development of its software systems. The Company uses such operating system software pursuant to a perpetual license that allows the Company to use such software to create its software modules, and, in some cases, to "bundle" such operating system software with its own software as part of its software products. The Company pays Intersystems a monthly fee to sublicense such operating software (based on the number of product units in which Intersystem's operating system software is included), and an annual fee to use such operating software to create software (based on the number of product units for which the third party's operating system software is used to create). The termination of this license could have a material adverse effect on the Company's ability to produce and deliver its software products on a timely basis. If such license is terminated, the Company would be required to license alternative operating system software. The Company believes alternative operating system software written in different versions of the "M" computer programming language is owned by, and currently available from, other sources. However, the Company would have to revise its software to make it compatible with such alternative operating system software, which the Company believes would result in production and delivery delays of approximately three to six months.

Sales and Marketing

     According to the National Directory of Fire Chiefs and Emergency Department
(1993) and the National Directory of Law Enforcement Administration (1996), the national law enforcement and public safety market is estimated to have more than 18,000 law enforcement agencies and more than 35,000 fire departments. Based on management's exposure to the marketplace, the Company believes that the majority of such agencies currently have limited or no computerization of their law enforcement and public safety activities. The Company believes that mobile wireless computer communications, computer-aided dispatching, integrated mapping and photo-imaging technology have not been marketed extensively to a majority of these agencies.

     The Company's marketing strategy primarily relies on direct marketing efforts by salespersons who represent the Company.

     As a result of the Company's alliance with Computer Associates and the development of a mobile agent for Computer Associates' Unicenter TNG, along with a recent influx of orders and the additional showing of interest for the Company's new products in the New York - New Jersey - Connecticut tri-state area, the Company has recently decided to reduce its direct marketing efforts, not its selling efforts, in remote areas of the country. This will enable the Company to utilize its current resources more efficiently. See Item 1 - "Description of Business - Research and Development and Technology Development Alliance."

     Direct Marketing. The Company currently participates to a limited extent in public safety conferences and trade shows, holds regional seminars, presents and conducts demonstrations, and conducts targeted mailings and phone campaigns.

     Current Customers. Generally, once a system is designed and installed for a customer, there is little repeat business other than maintenance and support, and the provision of software enhancements or updates. Accordingly, the Company sales efforts to current customers for add-on products is minimal.

     Subcontracting and Strategic Business Alliance Opportunities. The Company is continuously pursuing a strategy whereby it seeks to create strategic business alliances and subcontractor relationships with large system integrators and public network providers in order to have the resources needed to establish a presence in the "large size" market segment (i.e. departments or agencies with more than 200 sworn officers or personnel). The purpose of the strategic business alliance agreements is to establish a relationship between the Company and large system integrators or public network providers (each an "Alliance Partner") which provides for the Company and the Alliance Partner to cooperate and complement each other's efforts in identifying, proposing and marketing their own products and services and integrated systems to public safety customers. The strategic business alliance agreements which the Company seeks to establish typically will provide that the Company and its Alliance Partner will agree upon a particular teaming arrangement with each party assuming defined roles and responsibilities in order to more effectively compete for future business opportunities and programs, and, with respect to mutually agreed projects, to jointly market and support each other's services without soliciting services or products from other sources or offering services and products to other contractors. Strategic business alliances are currently in place with AT&T (which expires in February 1999 and is automatically renewable for successive one year terms), GTE (which expires in November 1998) and Alpine Software Incorporated (which expires in March 2001) and a subcontractor relationship has been established with Data General (which is terminable by either party upon 30 days prior notice). The Company is also seeking subcontractor relationships with system integrators and network providers including International Business Machines Corp. ("IBM") (with which the Company has acted as a subcontractor in the past, as described below), Bell Atlantic, Motorola and RAM Mobile Data. No significant revenues have been derived to date from the Company's established strategic alliances (which set forth the relationship of the parties in the event of a system installation and do not relate to any particular customer contracts) and no assurances can be given that the Company will derive revenues therefrom. In addition, no assurances can be given that the Company will enter into any other business alliance or subcontractor relationships.

     The Company monitors governmental announcements of officially published requests for proposals ("RFPs") to find business alliance or subcontracting opportunities. The selection of the appropriate large system integrator by the Company as a potential business alliance partner or prime contractor often depends on the specifications in the RFP. The Company's strategy includes contact with large system integrators to demonstrate the Company's product capabilities and, more importantly, to establish a credible presence for participating in "large size" market segment projects. Although, in the past, the Company has had some success in strategic alliances with large system integrators, no assurance can be given that the Company will be viewed by these entities as an acceptable business partner or subcontractor in the future. If the Company is unable to establish such a business relationship, its plans to expand into the "large size" market segment may be delayed or hindered due to a limitation of resources needed to respond competitively to RFPs or to meet "large size" market segment agency requirements.

Customers

     The Company has installed various modules of its software systems for, and provides maintenance and support services to approximately 60 customers, 57 of which are law enforcement agencies and four of which are county-wide systems including police, fire and EMS departments. The following customers accounted for the following percentages of software sales for the year ended December 31, 1996: Madison County (New York), 28.2%; and Westchester County (New York), 18.6%. No other customer accounted for 10% or more of the Company's software sales during such period. The following customers accounted for the following percentages of software sales for the year ended December 31, 1997: Chemung County (New York), 12.6%; and the Malverne Police Department (Nassau County, New
York), 10.2%. No other customer accounted for 10% or more of the Company's software sales during such period. The Company sold to, and installed in, Madison County a records management system, a CAD system, and a specialized version of a network wireless radio system between fixed points, for that county's fire department. The Company sold to, and installed in, Westchester County a records management system, a CAD system, a photo imaging system and special modules such as civil warrant processing, jury duty processing, pawn shop records and police academy records. The Company sold to, and installed in, the Malverne Police Department an AMO System and a photo imaging system to allow photographs to be sent to and from the field. The Company does not rely on past customers for future revenues from sales and installations of software systems. Accordingly, the Company will not suffer any material adverse effect if the Company does not sell software systems to such customers in the future.

     Based on the experience of management in the marketplace, management's discussions with a senior New York State Division of Criminal Justice Services official and an E911 consultant to a major telecommunications company, a recent referendum in Bergen County, New Jersey supporting the regionalized sharing of services by towns and municipalities, and the specifications of RFPs received by the Company soliciting bids for law enforcement and public safety software systems, the Company believes that there is a trend away from town and municipality dispatching and toward county-wide dispatching. As a result of this trend, the Company believes that there will be a need in the near future for comprehensive public safety systems which will address and integrate the needs of police, fire and EMS departments. As a "total solution" software system provider, the Company believes that, with its marketing and product development plan, it is in a position to meet such needs.

     Typically, a customer will procure a software system from the Company under a perpetual license, pursuant to which the Company will be paid a percentage of the license fee at the time the contract is entered into, and then will receive further installments as certain performance milestones are met, until completion of the contract. After the contract is completed, any further revenues from that customer are usually derived from a maintenance and support contract. From time to time, however, the Company may receive additional contracts from an existing customer for add-on modules.

     The length of time that it takes to complete a systems installation contract varies (generally from three to twelve months), depending on the nature and complexity of the system and the customer's internal procurement procedures. During the period of time that installments are being paid, the customer, or a small number of customers with contracts in progress, may account for a significant percentage of the Company's revenues. However, once those contracts are completed, such customers will no longer represent a material portion of the Company's future revenues. Accordingly, the Company does not rely on such customers for a continuing revenue stream and the Company does not believe that the make-up of its current significant customers is material to an understanding of the Company's future business prospects. However, the Company anticipates that at any particular time a limited number of large customers will continue to represent a significant portion of its revenues for the foreseeable future.

     The following two examples are illustrative of the diverse application of the Company's products and services: (i) The Onondaga County Police Department utilizes an AMO application, designed, developed and installed by the Company, which links over 700 police, fire and EMS vehicles. For this project, the Company was retained by IBM as a subcontractor to design, develop, install and service all the required AMO software. The project included integration by the Company of IBM and Digital Equipment Corp. hardware which already contained application software provided by other subcontractors for both records management and computer-aided dispatch; and (ii) The Company, as prime contractor, designed, developed and installed a "total solution" system for the Putnam County Sheriff's Office, a comparatively small agency of seven vehicles. The system consisted of a records management system, a CAD system and an AMO system.

Competition

     The Company faces competition in the "small size" market segment (which the Company views as departments or agencies with 20 or fewer sworn officers or personnel) and the "medium size" market segment (which the Company views as departments or agencies with 21 to 200 sworn officers or personnel) from companies such as NewWorld Systems, Pamet Systems, Inc. and Software Corporation of America. Although such competitors have significantly greater financial, technical and other resources than those of the Company, the Company feels that it has been able to compete in such market due to its "total solution" system integration technology and local presence, the Company having installed systems in over 50 "small size" and "medium size" law enforcement agencies in the state of New York.

     The Company believes that more intense competition exists in the "large size" market segment in which the system price ranges widely (between $1 million and $100 million) depending on the size of the customer and the complexity of the system (as compared to the Company's typical sale in the "small size" and "medium size" market segments, which historically has ranged between $25,000 and $350,000). The "large size" market is dominated by software vendors, such as PRC Public Safety, Inc. and Systemhouse, Ltd., and large system integrators such as IBM, Andersen Consulting, Electronic Data Systems and Harris Corporation. In order to penetrate the "large size" market segment, the Company is pursuing strategic business alliances or subcontracting relationships with large systems integrators having greater financial resources and name recognition than the Company. The Company believes that, in the future, through an extensive marketing plan, it can build brand name awareness for its products and services. The Company cannot, however, assure that it will be successful in this strategy.

     The Company believes that the mobile wireless computer communication technology sub-market is in its infancy. With the development of the Company's AMO system utilizing radio frequency networks as discussed above, the Company believes that, with sufficient resources, it will be capable of increasing its sale price range to between $75,000 and $1 million per installation, depending on the customer size and the extent and complexity of the system.

     The Company further believes that large software companies, communication equipment companies and computer hardware companies are currently not concentrating their resources on the law enforcement and public safety market because of that market's special requirements for secure radio operations and the particular applications and expertise needed to meet those special requirements. Additionally, most "large size" agencies have a general need for highly specific customized systems and systems integration. Generally, such companies that do have an interest in pursuing the law enforcement and public safety markets look for a business partner, like the Company, that has the necessary expertise to design and install law enforcement and public safety systems. The Company also believes that, as a "total solution" provider in the field of law enforcement and public safety computer technology, it is, subject to obtaining the appropriate resources, positioned to develop generic communications software protocols for secure on-line radio frequency mobile data transmission basic to almost all mobile computers for police, fire and EMS departments.

Employees

     The Company currently has 16 full-time employees and one part-time employee, including six software developers/programmers, one technical writer, one sales person, and eight executive and administrative personnel. The Company also has two part-time industry consultants. Management believes that its relations with its employees are satisfactory.

     The Company's Product Development Group performs research and development activities and its Customer Service Support Group handles installations, maintenance and service. The Company's new customers are trained by consultants who generally are retired and active-duty police officers from police departments that have systems installed by the Company. The Company's daily operations are managed by a software development manager, a manager of operations, and a director of technology.

Item 2. Description of Property

     The Company's executive offices are located at 77 Spruce Street, Cedarhurst, New York where it leases approximately 5,000 square feet of space. The premises are held pursuant to a five year double net lease expiring in September 2001 that provides for a base annual rental of approximately $85,000. The Company believes that its premises are adequate for its needs for the foreseeable future.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

     Upon completion of the Company's IPO on June 10, 1997, the Company's Common Shares began trading under the symbol "CODI" on The Nasdaq SmallCap Market. Prior to June 10, 1997 there was no public trading market for the Company's securities. The following table sets forth, for the periods indicated, the range of high and low bid prices of the Company's Common Shares as furnished by The Nasdaq Stock Market, Inc. The quotations set forth below reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                             High      Low
           1997
       Second Quarter (1) ........................         $6.1875    $5.00
       Third Quarter .............................         $6.125     $5.25
       Fourth Quarter.............................         $9.25      $5.375

(1) Commencing on June 10, 1997, the effective date of the Company's IPO.

Holders

     The Company has been advised by its transfer agent (American Stock Transfer & Trust Co.) that the approximate number of record holders of the Common Shares as of March 25, 1998 was seven. The Company has been advised by ADP that there are approximately 725 beneficial owners of its Common Shares.

Dividend Policy

     Holders of the Company's Common Shares are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company has not declared or paid any dividends in the past and does not currently anticipate declaring or paying any dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions, and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

Recent Sales of Unregistered Securities

     In addition to the sales of unregistered securities disclosed in the Company's Form 10-QSB for the period ended September 30, 1997, the Company sold the following unregistered securities during the period covered by this report.

     In April 1997, the Company issued 233,000 Common Shares to the Mark Honigsfeld Living Trust (the "Honigsfeld Trust") upon the exercise of a certain option by Mr. Honigsfeld for the purchase of such shares at an exercise price of $.30 per share.

     In June 1997, upon the closing of the Company's IPO, $100,000 of accrued unpaid salary and $200,000 of indebtedness owed to Mr. Honigsfeld were converted into an aggregate of 60,000 Common Shares, and an accrued unpaid signing bonus of $15,000 payable to Mr. Lew was converted into 3,000 Common Shares.

     These transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. The Company determined that Mr. Honigsfeld and Mr. Lew were sophisticated investors. The sales of the Common Shares to Mr. Honigsfeld, the Honigsfeld Trust and Mr. Lew were without the use of an underwriter, and the certificates evidencing the Common Shares issued to Mr.

Honigsfeld, the Honigsfeld Trust and Mr. Lew bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act. See Item 10 "Executive Compensation - Aggregated Option Exercises in Fiscal Year ended December 31, 1997 and Fiscal Year - End Option Value" table. Item 10 - "Executive Compensation - Summary Compensation" table; and Item 12 - "Certain Relationships and Related Transactions".

Use of Proceeds from Initial Public Offering

     The Company's Registration Statement of Form SB-2 (Registration No. 333-18667), covering the issuance of 1,380,000 Common Shares, $.01 par value per share, (including 180,000 Common Shares covering overallotments) at $5.00 per share, or an aggregate of $6,900,000 (including overallotment proceeds), was declared effective on June 10, 1997. The offering, which was underwritten on a firm commitment basis, and the overallotment, closed on June 16 and June 24, 1997 respectively. The managing underwriter of the offering was E.C. Capital Ltd.

     The following is a breakdown of the Company's use of the proceeds from, and expenses incurred in connection with, the offering, through December 31, 1997:

                        Offering:
      Gross proceeds (including over-allotment)              $6,900,000
      Underwriting discounts and commissions (1)               (690,000)
      Expenses paid directly to underwriter                    (322,500)
      Other expenses (1)                                       (261,626)
                                                            -----------
      Net proceeds                                           $5,625,874
                                                             ==========

        Use of Proceeds Through December 31, 1997:
      Product enhancement and development (1)(3)            $ 1,160,000
      Repayment of indebtedness (2)                             770,000
      Marketing and advertising (1)(3)                          400,000
      Hiring/training personnel (1)(3)                           65,000
      Equipment purchases (1)(3)                                205,000
      Unused proceeds (4)                                     3,025,874
                                                            -----------
                                                             $5,625,874
                                                            ===========
      ----------

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

     (3)  Approximate.

     (4) Unused proceeds are invested in government securities and certificates of deposit.

     To date, the use of proceeds does not represent any material changes from the use of proceeds described in the prospectus.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Introduction

     The Company was incorporated in the State of New York on March 31, 1983 under the name of Coastal Computer Systems, Inc. The Company was reincorporated in the State of Delaware under its present name Compu-DAWN, Inc. On October 18, 1996. The Company is engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems for the law enforcement and public safety industry. Historically, the Company's products have been marketed and sold predominantly in the State of New York.

     The Company generates revenues from the granting of non-exclusive, non-transferable and non-assignable licenses to use software it has developed, through fixed price contracts. Revenues from such fixed price contracts are recognized using the percentage of completion method of accounting. The Company retains title to the software and warrants that it will provide technical support and repair any defects in the software at no charge. The warranty period for each contract is negotiated individually, with the periods ranging from 90 days to three years. To date, repair costs have been minimal and, therefore, the Company has not had to establish a reserve for warranty costs.

     The Company also provides post-contract, customer support to licensees of its software. Revenues from such services are recognized ratably over the period of performance. Fees billed and/or received prior to performance of services are reflected as deferred revenues.

     The Company's revenues, expenses and operating results have varied considerably in the past and are likely to vary in the future. Fluctuations in revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among other things, the timing of contracts,
delays  in  customer   acceptance  of  the  Company's   software   products  and
competition.

     Results of Operations

     Revenues:

     Total revenues for the year ended December 31, 997 were $591,375 as compared to $477,527 for the prior year, an increase of $113,848 or 23.8%. This increase was a result of a 37% increase in software sales and a 14% increase in maintenance income. As a result of the new systems licensed during 1996, maintenance income for the year ended December 31, 1997 increased by approximately $38,000 from $275,016 to $313,389, when compared to the year ended December 31, 1996.

     To date, the Company has not generated significant revenues. However, management believes that through the funds obtained in its initial public offering (see discussion below) for, among other things, product enhancement, marketing and the introduction of new products, the Company will be able to increase revenues from the sale of software over the long term. Such projects include, among other things, the revising of computer-aided dispatching (CAD) and visual computer-aided dispatching (V-CAD) (which provides for visual graphic interface), and wireless mobile computing technology. Management of the Company does not believe that product obsolescence is a significant factor in the Company's business since it is continually updating and enhancing its software products.

     Costs and Expenses:

     Total costs increased from $1,087,020 to $3,537,773 when comparing the years ended December 31, 1996 to 1997.

     Programming costs increased from $268,915 for the year ended December 31, 1996 to $406,563 for the year ended December 31, 1997. This increase primarily encompasses salaries and wages and license fees for the Company's main computer operating system. General and administrative expenses increased from $660,006 for 1996 to $2,195,406 for 1997. This increase was primarily a result of increased payroll due to the hiring of new sales, marketing and management personnel and the related benefits as well as the amortization of deferred compensation associated with stock options granted. A portion of the increase ($216,000) is also due to an accrual for severance pay benefits in connection with the termination of an officer's employment contract. The Company also experienced increases in professional and consulting fees, advertising expenses and rent expense for the Company's new premises. Research and development costs increased from $158,099 to $935,804 when comparing 1996 to 1997. This increase was due to increased payroll and related costs incurred in connection with the Company's decision to focus on the development of enhanced and improved technology.

     In addition, in 1997, the Company fully amortized approximately $1,588,000 of deferred financing charges which were capitalized in connection with certain debt incurred prior to the Company's initial public offering. The debt was fully repaid during this period.

     Income/(Loss):

     For the year ended December 31, 1997, the Company had a net loss of $4,436,745 or $1.95 per share. For the year ended December 31, 1996, the Company had a net loss of $570,769 or $.34 per share. The principal reason for this increased loss is the increases in costs as described above and the one-time amortization of the deferred financing costs which were recognized in connection with the bridge financing received in 1996. See "Financial Statements, Note 7".

     Liquidity and Capital Resources

     In January 1997, the Company entered into a secured credit facility loan agreement (the "Credit Agreement") with Mark Honigsfeld of the Board and Chief Executive Officer of the Company, pursuant to which the Company borrowed $200,000. The Company and Mr. Honigsfeld agreed to convert this loan into 40,000 common shares (an effective conversion price of $5.00 per share) upon the closing of the IPO. In April 1997, the Company and Mr. Honigsfeld amended the Credit Agreement to provide for a new line of credit of $500,000. In May 1997, the Company borrowed an additional $200,000 under the Credit Agreement of which $150,000 is outstanding at December 31, 1997. The repayment of up to $200,000 under the Credit Agreement is secured by a first priority security interest in all the assets owned by the Company. See Item 12 - "Certain Relationships and Related Transactions."

     In June 1997, the Company successfully completed an initial public offering of its common stock. The Company sold 1,380,000 shares of its common stock at a price of $5.00 per share and realized net proceeds of approximately $5,626,000.

     At December 31, 1997, the Company had cash of $3,081,253, accounts receivable of $72,454, a current ratio of 8.3:1 and a net worth of $3,205,574. At December 31, 1996, the Company had cash of $286,497, accounts receivable of $100,010, a current ratio of 1.5:1 and net worth of $1,279,701. This significant improvement in liquidity is due to the completion of the IPO as discussed above.

     In 1996, the Company moved its facilities to new and more costly space and signed new compensation agreements with certain key employees. Both the new space and the continued employment of these key individuals are needed in order for the Company to develop new, and enhance existing, products and to grow in the future. There can be no assurance, however, that either of these commitments will result in increased revenues and earnings. Until such time that the Company significantly increases revenues, the new lease and compensation agreements are likely to result in continuing operating losses.

     Cash Flows

     For the years ended December 31, 1997 and 1996, cash utilized by operating activities was $2,311,314 and $289,383, respectively. This increase in negative cash flow is a direct result of the increased operating costs incurred by the Company during 1997.

     For the year ended December 31, 1997, $135,205 was utilized by investing activities, primarily for the purchase of fixed assets net of the repayment of an officer's loan. For the year ended December 31, 1996, $176,609 was utilized by investing activities primarily for purchases of fixed assets and for a loan to this officer.

     For the year ended December 31, 1997, cash provided by financing activities aggregated $5,241,275, primarily due to the completion of the IPO and loans received from an officer, net of the repayment of the bridge loans received in 1996. For the year ended December 31, 1996, cash provided by financing activities aggregated $646,527, primarily due to the completion of the bridge financing received in October 1996 in the amount of $770,000.

     Back-Log

     The Company's back-log of software contracts as of March 5, 1998 aggregated $767,000. These contracts when completed (usually within six months to one year) are expected to generate approximately $150,000 of additional annual maintenance revenue.

     Other

     The Company believes that the net proceeds from the IPO will be sufficient for at least the ensuing 12 month period.

     The Company believes its technology addresses year 2000 issues.

     Forward Looking Statements

     Except for historical information contained herein, the matters set forth above contain forward looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward looking statements. See "Forward Looking Statements" above on page 1.

Item 7. Financial Statements

     The audited financial statements of the Company as at December 31, 1997 and 1996 and for the years then ended are included in this Annual Report on Form 10-KSB following Item 13 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act


Directors and Executive Officers.

     The names and ages of, and the positions held by, the executive officers and directors of the Company are set forth below.

                                                               Class of
Name                      Age        Positions Held          Directorship

Dong W. Lew(1)            68      President, Chief                I
                                  Operating Officer,
                                  Treasurer and Director

Mark Honigsfeld           43      Chairman of the Board,          II
                                  Chief Executive Officer,
                                  Secretary and Director

Louis Libin               39      Chief Technology Officer        III
                                  and Director

William D. Rizzardi       55      Director                        I

Harold Lazarus, Ph.D.     71      Director                        II

------------------
(1) Pursuant to an agreement discussed under Item 10 - "Executive Compensation Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below, Dong Lew is to resign as a director and officer of the Company effective on or before April 24, 1998.

Dong W. Lew

     Mr. Lew joined the Company in 1988. He was elected a director and the President in August 1992 and was elected Treasurer in August 1996. He graduated from the Massachusetts Institute of Technology ("M.I.T.") with a Bachelor of Arts Degree in Business and Engineering Administration, and has over 25 years of experience in the computer industry. From 1981 to 1988, Mr. Lew was an independent computer consultant providing turnkey computer systems with custom software to the manufacturing and publishing industries. Prior to 1981, he was employed in computer systems design and managerial capacities by such firms as Mergenthaler, Inc., Harris-Intertype, Inc., and Codesco International, Inc.

Mark Honigsfeld

     Mr. Honigsfeld joined the Company as Chairman of the Board, Secretary and a director in August 1996 and, effective October 1, 1996, he was elected Chief Executive Officer of the Company. In 1978, he founded Facelifters Home Systems, Inc. ("FACE"), a cabinet manufacturing and installation company for which he served as Chief Executive Officer and Chairman of the Board until April 25, 1996. On such date, FACE, a publicly-traded company, was acquired by a New York Stock Exchange company in a transaction valued at approximately $70 million to FACE's stockholders. Prior to the merger, FACE's revenues on an annualized basis approached $50 million. As the founder, Chief Executive Officer and Chairman of the Board, Mr. Honigsfeld was directly involved in the planning and development of almost all areas of FACE's business, including corporate finance, public offerings, investor relations, mergers and acquisitions, licensing, product design and engineering, sales and marketing, manufacturing, field installation, customer service, management information services and management training. Prior to the sale transaction, FACE had approximately 600 employees and associates representing its products and services at 28 locations in 14 states, approximately 135 telemarketing personnel, 180 direct sellers, 120 manufacturing employees and 165 supervisory, management and administrative personnel. In addition, FACE had working arrangements with approximately 175 independent contracting companies nationwide. Since the fourth quarter of 1997, Mr. Honigsfeld has also been a director of U.S. Pawn, Inc., a public company
(Nasdaq: USPN) which owns and operates pawn shops. Mr. Honigsfeld holds a Bachelor of Science Degree in Industrial Arts, magna cum laude, and a Master of Science Degree in Industrial Arts, with honors, from City College of the City University of New York.

Louis Libin

     Mr. Libin joined the Company in January 1997 on a per diem basis as Chief Technology Officer and a director. Effective March 10, 1997, he began to serve as the Company's Chief Technology Officer on a full-time basis. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union (the "ITU") in Geneva, Switzerland. Mr. Libin has also been Chairman of the Expert Group On Broadcast Interactive Services of the ITU since 1991. From 1987 to 1997, Mr. Libin served as the Director of Technology (specializing in broadcast transmission systems) for the General Electric Corporation ("GE") and the National Broadcasting Corporation. From 1995 to 1997, Mr. Libin also served as Assistant Secretary of all of GE's wholly-owned subsidiaries that are involved in broadcast media, with the responsibility for technical developments and all Federal Communications Commission (the "FCC") issues and licenses. From 1983 to 1986, Mr. Libin was a project manager for Radio Corporation of America ("RCA") until RCA's acquisition by GE. From 1981 to 1982, Mr. Libin was employed by the Loral Corporation as an electronic design engineer where he designed radio frequency systems for the United States military. From 1980 to 1981, Mr. Libin was a design engineer for the Chryon Corporation, a computer graphics company. From 1979 to 1980, he worked for Burroughs Computer Systems, Inc. (now part of Unisys) as a field engineer. Additionally, since 1988, Mr. Libin has acted as a consultant and advisor to the FCC in connection with the planning of communications systems and logistics for major events in the United States and abroad, including political conventions, presidential inaugurations, and the 1996 Summer Olympics in Atlanta. Mr. Libin is an active member of the National Society of Professional Engineers and the Association of Federal Communications Consulting Engineers. He also sits on the Engineering Advisory Board of the National Association of Broadcasters. Mr. Libin received a B.S.E.E. Degree in Electrical Engineering from the Pratt Institute and completed his graduate studies in optical electronics at M.I.T.'s Executive Program in 1991. Mr. Libin has planned and managed telecommunications projects in the United States and in Europe. Mr. Libin was responsible for the planning and implementation of a new television and telecommunications network in New Zealand in 1990. Mr. Libin has also provided expert consulting on satellite issues in certain of the republics of the former Soviet Union. Mr. Libin was also instrumental in the development of the new transmission technology and the algorithms for software modeling of the new North American digital terrestrial television system which was approved by the FCC in 1996. Mr. Libin has published numerous scientific papers in radio frequency and telecommunications.

William D. Rizzardi

     Mr. Rizzardi joined the Company in January 1997 as a director. Since December 1996, Mr. Rizzardi has been the President of Perlucid Corporation (f/k/a Environmental Solutions Corporation), a privately held bio-remediation company. From 1995 to 1996, Mr. Rizzardi was an independent management consultant to the Long Island Research Institute, a not-for-profit technology development laboratory. From 1979 to 1994, Mr. Rizzardi held various positions with Northrop Grumman Corporation and its affiliates, including a Vice President of Grumman Data Systems Division, where he was responsible for the development, operations and support of all information systems for the Grumman Corporation, Corporate Vice President of Information Management and Chief Information Officer of Grumman Corporation, and a Vice President of Northrop Grumman Corporation - Data Systems and Services Division following the acquisition of Grumman Corporation by Northrop Corporation. Mr. Rizzardi received a Bachelor of Science Degree in Nuclear Physics from City College of the City University of New York and a P.S.E.E. Degree in Management from the Sloan School of M.I.T.

Harold Lazarus, Ph.D

     Dr. Lazarus joined the Company as a director in March 1997. Dr. Lazarus has been a Professor of Management at the Hofstra University Frank G. Zarb School of Business (the "Hofstra Business School") since 1980. From 1973 to 1980, Dr. Lazarus served as Dean of the Hofstra Business School. Dr. Lazarus is an organization development consultant who lectures in Europe, Asia, North America and South America on leadership, time management, total quality management, managing change, effective meetings, problem solving, decision making, mission statements, management by objectives, and communications. Dr. Lazarus was Professor of Management at the New York University Leonard N. Stern School of Business for ten years, and he also taught at Columbia University Graduate School of Business and Harvard University Business School. Dr. Lazarus currently serves as a director of Graham-Field Health Products, Inc., a New York Stock

Exchange - listed manufacturer and wholesaler with $200 million in annual sales. Dr. Lazarus has served on several boards of directors of public companies in the past, including FACE, Ideal Toy Corporation, Superior Surgical Manufacturing Company, and Stage II Apparel Corporation. Dr. Lazarus has published seven books and 65 articles on business management. He also chairs the board of Phi Beta Kappa Alumni of Long Island (New York). Dr. Lazarus received a Masters of Science Degree and a Doctor of Philosophy Degree in Management and Marketing from Columbia University.

     The Company's Certificate of Incorporation provides for three classes of directors, each having a three year term. Each director will hold office until the next annual meeting of stockholders during the year in which the term of his class of directorship expires and until his successor is elected and qualified. The initial terms of Class II and Class III directorships expire at the Company's annual meeting in 1998 and 1999, respectively. The initial term of the Class I directors was scheduled to expire in 1997; however, the Company did not hold an annual meeting in 1997. Accordingly, elections for the Class I directorships for a term ending in 2000 (the next scheduled expiration year for that class) will be held at the annual meeting in 1998, along with the elections for the Class II directorships. Executive officers serve at the pleasure of the Board of Directors.

     There is no family relationship among any of the Company's executive officers and directors.


Section 16(a)   Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely upon a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to the Company's officers, directors and 10% shareholders were complied with, except that six directors and executive officers each filed his Form 3 ten days late.

Item 10. Executive Compensation

     The following table provides summary information concerning cash and certain other compensation paid or accrued by the Company to, or on behalf of, Mr. Lew, the Company's President, Mr. Honigsfeld, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Libin, the Company's Chief Technology Officer, during the last three fiscal years. Mr. Honigsfeld was elected Chairman of the Board and Chief Executive Officer in August 1996 and October 1996, respectively. Mr. Libin was elected Chief Technology Officer in January 1997. No other executive officer of the Company had a combined salary and bonus in excess of $100,000 for the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE


                                         Annual Compensation               Long-Term Compensation
                                                                                     Awards                  Payouts
                                                                           Restricted
Name and                                                  Other Annual      Stock          Securities        LTIP       All Other
Principal Positions           Year   Salary     Bonus     Compensation     Award(s)     Underlying Options   Payout    Compensation
-------------------           ----   ------     ------    ------------     ---------    ------------------   ------    ------------
Mark Honigsfeld(1)           1997    $250,000       -            -             -            100,000             -            -
  Chairman of the Board,     1996    $62,500(2)     -            -             -            233,000             -            -
  Chief Executive            1995        -          -            -             -               -                -            -
  Officer and
  Secretary

Dong W. Lew (3)              1997    $125,000       -            -             -            8,561               -            -
 President and               1996    $87,500(4) $15,000(5)       -             -            156,950             -            -
 Treasurer                   1995    $70,980        -            -             -               -                -            -

Louis Libin                  1997    $178,651       -            -             -            100,000             -            -
 Chief Technology            1996        -          -            -             -               -                -            -
                             1995        -          -            -             -               -                -            -
--------------------

(1) Mr. Honigsfeld was elected Chief Executive Officer of the Company and was entitled to compensation effective as of October 1, 1996.

(2) Represents accrued and unpaid salary relating to 1996 (based on a salary of $250,000 per annum) which was converted into 12,500 Common Shares upon the closing of the IPO.

(3) Mr. Lew acted as the Company's Chief Executive Officer during 1994, 1995 and from the period January 1, 1996 to September 30, 1996.

(4) Based upon a salary of $75,000 per annum from January 1, 1996 to September 30, 1996 and $125,000 per annum from October 1, 1996 to December 31, 1996.

(5) Represents an accrued and unpaid signing bonus (relating to the execution of Mr. Lew's employment agreement in October 1996) which was converted into 3,000 Common Shares upon the closing of the IPO.

     Each non-employee director of the Company is entitled to receive a director's fee of $500 per meeting (other than telephonic meetings) and options to purchase 5,000 Common Shares of the Company each year, which options will be exercisable for a period of ten years from the date of grant, at an exercise price equal to the market price of the Company's Common Shares on the date of the grant. Additionally, each non-employee director is reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors meet regularly, as needed.

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1997

                    Number of Common    Percentage of Total
                    Shares Underlying   Options Granted To
     Name           Options Granted     Employees in Fiscal Year  Exercise Price  Expiration Date
     -----          ---------------     ------------------------  --------------  ---------------

Mark Honigsfeld         100,000                36.6%                  $3.00       January 6, 2007

Dong Lew                  8,561(1)              3.1%                  $5.50       August 27, 2002

Louis Libin              50,000                23.3%                  $3.00       January 6, 2007
                         50,000                23.3%                  $6.75       December 1, 2007

---------------

(1) These options were granted as a reload feature at the time Mr. Lew surrendered 8,561 Common Shares valued in the aggregate of $47,085.50 (or $5.50 per share) to exercise options to purchase 156,950 Common Shares.


                   AGGREGATED OPTION EXERCISES IN FISCAL YEAR
           EXPIRED DECEMBER 31, 1997AND FISCAL YEAR-END OPTION VALUES

                                                  Number of Shares             Value of Unexercised
                                                  Underlying Unexercised       In-the-Money Options
                     Number of                    Options at Fiscal            at Fiscal Year End
                  Shares Acquired    Value        Year End                     Exercisable /
Name               On Exercise       Realized     Exercisable/Unexercisable    Unexercisable

Mark Honigsfeld        233,000       $629,100          0 / 100,000                 0 / $625,000

Dong Lew               156,950       $816,140            8,561 / 0                     $ 32,104

Louis Libin               -              -             0 / 100,000                 0 / $437,500

Employment Contracts, and Termination of Employment and Change-in-Control Arrangements

     Employment Agreements

     The Company is a party to Employment Agreements with Mark Honigsfeld and Dong W. Lew, each for a term of three years commencing as of October 1, 1996, subject to continuing, automatic one-year extensions, unless either the Company or the individual notifies the other, at least 90 days prior to any annual anniversary date, of its desire not to extend the term thereof. Each Employment Agreement provides for earlier termination as discussed below. See Item 10 - "Executive Compensation" - Employment Contracts, and Termination of Employment and Change-in-Control Arrangements - Retirement of Dong Lew" below for a discussion of Mr. Lew's impending retirement and termination of his employment agreement.

     Pursuant to their respective Employment Agreements, Mr. Honigsfeld serves as Chairman of the Board and Chief Executive Officer of the Company and Mr. Lew serves as President and Chief Operating Officer of the Company.

     The Employment Agreements provide for base annual compensation of $250,000 and $125,000 for Messrs. Honigsfeld and Lew, respectively. The employment agreement for Mr. Lew provided for a signing bonus in the amount of $15,000, which was paid in 3,000 Common Shares (valued at $5.00 per share) at the closing of the IPO. In addition, $100,000 of accrued and unpaid compensation payable to Mr. Honigsfeld under his Employment Agreement was converted into 20,000 Common Shares (valued at $5.00 per share) at the closing of the IPO.

     In addition to base compensation, each of Messrs. Honigsfeld and Lew is entitled to receive (i) an annual bonus amount equal to a percentage of base salary (ranging from 7% to 20%) based upon the Company achieving certain sales levels (ranging from $3,750,000 to $6,000,000 in the initial year, with $1,000,000 increased sales level thresholds per year if the bonus is earned in a particular year) and (ii) an annual bonus based on the Company's EBITANC (as defined below), if any. Such latter bonus for each ranges from 5% to 10% of EBITANC based on EBITANC thresholds ranging from $250,000 to $1,500,000. EBITANC is an amount equal to the Company's earnings before deducting the following: interest expense, taxes, and any one time nonrecurring charges resulting from divestitures, acquisitions, consolidations, restructurings and changes in accounting principles. The use of EBITANC, as opposed to earnings, has the effect of increasing the earnings base (by the amount of the excluded deductions) for the purpose of calculating the bonus.

     The Employment Agreements for Messrs. Honigsfeld and Lew also provide that each is entitled to receive, for each year thereof, options for the purchase of 5,000 Common Shares of the Company for each $100,000 of EBITANC. Such options would be exercisable for a five year period at an exercise price of no less than 110% of the market value of the Common Shares on the date of the grant. Messrs. Honigsfeld and Lew are also entitled to receive an expense allowance of up to $500 per month and an automobile allowance in the amount of $1,000 per month.

     Each Employment Agreement provides that, notwithstanding the rolling three year term thereof, it may be terminated prior to such expiration date under the following circumstances: (i) death; (ii) total disability (as provided for in the Employment Agreements); (iii) termination by the Company for "cause" (as defined in the Employment Agreements); (iv) termination by the Company at any time upon written notice to the employee; (v) termination by the employee upon 30 days written notice to the Company; (vi) termination by the employee at any time for "good reason" (as defined in the Employment Agreements); or (vii) termination by the Company at any time within 12 months after a "change in control" (as defined in the Employment Agreements). Additionally, Mr. Honigsfeld's Employment Agreement allows him to devote up to 10% of his working time to other endeavors which are not in competition with the Company.

     The Employment Agreements provide for compensation under certain circumstances upon termination of employment (in addition to accrued but unpaid compensation) as follows: (i) in the event of the employee's death, the employee's estate or spouse shall be entitled to receive an amount equal to the employee's monthly salary as of the date of death multiplied by the number of full years that he was an employee of the Company or a subsidiary or a predecessor in interest thereof; (ii) in the event of termination of an Employment Agreement due to disability, the employee shall be entitled to receive an amount equal to his monthly salary as of the date of termination of such Employment Agreement, multiplied by the number of full years that he was an employee of the Company or a subsidiary or a predecessor in interest thereof (but, in no event, would the disabled employee be entitled to an amount equal to less than six months of salary); and (iii) in the event of termination of employment by the Company following a "change of control" or for any reason other than death, disability or "cause", or in the event of termination of an Employment Agreement by the employee for "good reason", the employee shall be entitled to receive his full salary for the unexpired term of such agreement, without mitigation of damages based upon employment obtained elsewhere.

     The Employment Agreements provide for a restriction on the solicitation of customers of the Company for a period of two years following termination thereof, and a covenant not to compete with the Company for a period of six months following termination of employment for cause.

     Effective January 6, 1997, the Company and Louis Libin entered into a three-year Employment Agreement, providing for Mr. Libin to serve as the Company's Chief Technology Officer on a non-full-time per diem basis until March 10, 1997, and on a full-time basis commencing on such date. Such Employment Agreement provides for a salary of $200,000, $225,000 and $250,000 per annum in the first, second and third years, respectively. Additionally, Mr. Libin's Employment Agreement allows him to devote up to one day a week to other endeavors which are not in competition with the Company. Other terms of Mr. Libin's Employment Agreement conform in structure to the material provisions of Messrs. Honigsfeld's and Lew's Employment Agreements such as bonuses, benefits, restrictive covenants and termination.

     Retirement of Dong Lew

     On December 9, 1997, Dong Lew advised the Board of Directors that he desired to retire, subject to reaching an agreement on the termination of his Employment Agreement.

     As of March 17, 1998, the Company and Mr. Lew entered into an agreement (the "Termination Agreement") which provides that, on or before April 24, 1998, Mr. Lew's Employment Agreement will be terminated and Mr. Lew will resign as an officer and director of the Company. The Termination Agreement provides that the Company will pay Mr. Lew $216,000 at the closing. The closing of the Termination Agreement is conditioned upon the closing of a stock purchase agreement (the "Stock Purchase Agreement") between Mr. Lew and Mark Honigsfeld that will close simultaneously with the Termination Agreement.

     The Stock Purchase Agreement provides that Mr. Lew will sell to Mr. Honigsfeld and/or his designee(s) (i) 457,639 Common Shares of the Company, plus 8,561 Common Shares of the Company, which Mr. Lew will acquire upon the exercise of a stock option less any Common Shares surrendered by Mr. Lew to exercise such option in a cashless transaction, less (ii) the number of Common Shares Mr. Lew sells prior thereto pursuant to the Company's Registration Statement on Form S-8 and Rule 144 promulgated under the Securities Act of 1933, as amended. The purchase price for the Common Shares to be purchased by Mr. Honigsfeld and/or his designee shall be $820,000, less the sales proceeds realized by Mr. Lew from sales under the Form S-8 and Rule 144. Following full performance of the Stock Purchase Agreement, Mr. Lew shall own 100,000 Common Shares of the Company (unless any of such Common Shares are otherwise disposed of or transferred). Following Mr. Lew's disposition of his Common Shares and assuming he continues to own 100,000 Common Shares, Mr. Lew would beneficially own approximately 3.5% of the outstanding Common Shares of the Company, based on the current number of outstanding Common Shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

     The following table sets forth certain information as of February 28, 1998 with respect to the beneficial ownership of the outstanding Common Shares of the Company by (i) any holder of more than 5% of the outstanding Common Shares; (ii) the Company's directors; (iii) the directors and executive officers of the Company as a group.

Name and Address
of Beneficial Owner                   Number                 Percent

Mark Honigsfeld                       723,200(1)(2)          24.6%
77 Spruce Street
Cedarhurst, New York

Dong W. Lew                           566,200(2)(3)          19.9%
1350 Grand Summit Drive
Reno, Nevada

Louis Libin                           16,667(4)                  *
77 Spruce Street
Cedarhurst, New York

William D. Rizzardi                   1,667(4)                   *
77 Spruce Street
Cedarhurst, New York

Harold Lazarus                        1,667(4)                    *
134 Hofstra University
Hempstead, New York

Directors and executive officers      1,309,401(5)           44.1%
as a group (5 persons)
-------------------
*Represents less than 1%.

(1) Includes (i) 363,200 shares held by the Honigsfeld Trust whose sole beneficiary is Mr. Honigsfeld's wife; Mr. Honigsfeld, the settlor and trustee of the trust, has the right to terminate the Honigsfeld Trust and receive the shares; (ii) 200,000 shares held by the Mardee Charity Fund Foundation, a private charitable foundation of which Mr. Honigsfeld and his wife are the sole trustees; and (iii) 100,000 shares issuable upon the exercise of a currently exercisable option. Excludes 33,600 shares issuable upon the exercise of Bridge Warrants that are not exercisable within 60 days.

(2) Does not give effect to the contemplated sale of an aggregate of 466,200 Common Shares by Mr. Lew as described under Item 10 - "Executive
     Compensation - Employment Contracts, and Termination of Employment and Change-in-Control Arrangement - Retirement of Dong Lew", a portion of which shares may be purchased by Mr. Honigsfeld as described therein.

(3) Includes 8,561 shares issuable upon the exercise of currently exercisable option.

(4) Shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(5) Includes an aggregate of 128,562 Common Shares issuable upon the exercise of options which are currently exercisable or exercisable within 60 days (including those referred to in footnotes 1,3 and 4 above).

Changes-in-Control

     Reference is hereby made to Item 10 - "Executive Compensation - Employment Contracts, and Termination of Employment and Change-in-Control Arrangements - Retirement of Dong Lew" for a discussion of an agreement between Dong Lew and Mark Honigsfeld providing for the sale of an aggregate of 466,200 Common Shares by Mr. Lew.

Item 12. Certain Relationships and Related Transactions

     Effective August 1996, the Company issued 330,200 Common Shares to the Honigsfeld Trust in consideration for $.30 per share or an aggregate price of $99,060. Upon Mr. Honigsfeld accepting the position as Chairman of the Board, he was issued a five year option for the purchase of up to 233,000 Common Shares of the Company at an exercise price of $.30 per share. This option was exercised in full in April 1997 and the underlying Common Shares were issued to the Honigsfeld Trust. See Item 11- "Security Ownership of Certain Beneficial Owners and Management."

     In October 1996, the Company loaned $70,000 to Mr. Lew for purposes of his participation in the Bridge Financing Transaction. Such loan was evidenced by a promissory note (the "Lew Note"), providing for the payment of principal and interest at the rate of 8% per annum in 120 equal monthly installments, subject to acceleration on the closing date of the IPO. Payment of the Lew Note was secured by a pledge of 28,000 Common Shares of the Company. In March 1997, Mr. Honigsfeld purchased the Lew Note from the Company in consideration for the payment in cash of the outstanding principal amount of the Lew Note. Mr. Honigsfeld concurrently received an assignment of the Company's rights as pledgee of Mr. Lew's Common Shares. In May 1997, the Lew Note was amended to make it nonrecourse except to the pledged Common Shares and to conform the payment terms to those of the Bridge Notes. The Lew Note was satisfied contemporaneously with the closing of the IPO.


     In January 1997, the Company entered into the secured Credit Agreement with Mr. Honigsfeld. Pursuant to the Credit Agreement, the Company initially borrowed $200,000. In April 1997, the Company and Mr. Honigsfeld amended the Credit Agreement to provide for an additional line of credit of $500,000. Outstanding principal under the Credit Agreement bears interest at the rate of 10% per annum. The repayment of up to $200,000 under the Credit Agreement is secured by a first priority security interest in all the assets of the Company. The Company entered into the Credit Agreement because it required additional financing to fund the Company's working capital needs and no other sources of financing were available at that time. Contemporaneously with the closing of the IPO, $200,000 of indebtedness was converted into 40,000 Common Shares pursuant to an agreement between the Company and Mr. Honigsfeld. In May 1997, the Company borrowed an additional sum of $200,000 under the Credit Agreement. As of March 25, 1998, $150,000 in principal is outstanding under the Credit Agreement. In 1997, the Company paid Mr. Honigsfeld an aggregate of $9,316 in interest under the Credit Agreement. The Company believes that the terms of the Credit Agreement are commercially reasonable and are at least as favorable to the Company as the Company could have obtained from an unrelated third party. The Credit Agreement was approved by, among others, all the disinterested directors of the Company.

     Reference is hereby made to Item 10 - "Executive Compensation - Employment Contracts, and Termination of Employment and Change-in-Control Arrangements - Retirement of Dong Lew" for a discussion of an agreement between Dong Lew and Mark Honigsfeld providing for the sale of an aggregate of 466,200 Common Shares by Mr. Lew and the payment to Mr. Lew of a severance payment in the amount of $216,000.

     To the extent that the Company may enter into any agreements with related parties in the future (of which none are presently contemplated), the Board of Directors of the Company has determined that the terms of such agreements must be commercially reasonable and no less favorable to the Company than the Company could obtain from unrelated third parties. Additionally, the Board of Directors of the Company has further determined that such agreements must be approved by a majority of disinterested directors.

                                     PART IV

Item 13. Exhibits, Lists and Reports on Form 8-K

      Exhibits         Description of Exhibit

          2 Agreement of Merger between the Company and Coastal Computer Systems, Inc., a New York corporation.*

          3.1  Articles of Incorporation of the Company.*

          3.2  By-Laws of the Company.*

          4.1  Specimen Common Share Certificate.*

          4.2  Form of Underwriter's Common Share Purchase Warrant.*

          10.1 Restated and Amended Employment Agreement dated as of October 1, 1996 between the Company and Dong W. Lew.*

          10.2 Restated and Amended Employment Agreement dated as of October 1, 1996 between the Company and Mark Honigsfeld.*

          10.3 $70,000 Promissory Note dated October 30, 1996 from Dong W. Lew to the Company.*

          10.4 Form of Warrant between the Company and each of the Bridge Lenders.*

          10.5 1996 Stock Option Plan.*

          10.6 Lease dated October 1, 1996 between Summit Equities Corp. and the Company.*

          10.7 Pledge and Hypothecation Agreement dated October 30, 1996 between the Company and Dong W. Lew.*

          10.8 Credit Agreement dated January 20, 1997 between the Company and Mark Honigsfeld.*

          10.9 Form of Promissory from the Company to Mark Honigsfeld relating to amounts borrowed under the Credit Agreement.

          10.10 Form of Indemnification Agreement between the Company and the Company's directors and officers.*

          10.11 Employment Agreement dated January 6, 1997 between the Company and Louis Libin.*

          10.12 Amended and Restated Credit Agreement dated April 30, 1997 between the Company and Mark Honigsfeld.*

          10.13 Mobile Data Services Business Agreement dated as of November 15, 1996 between the Company and GTE Mobilnet Service Corp.*

          10.14 Wireless Data Channels Program Agreement dated as of February 19, 1997 between the Company and AT&T Wireless Data, Inc.*

          10.15 Master Supplier Agreement dated as of March 3, 1997 between the Company and Data General Corporation.*

          10.17 Agreement between the Company (executed on September 3, 1997) and Computer Associates International, Inc. (executed on January 2, 1998).

          10.18 Termination Agreement dated as of March 17, 1998 between the Company and Dong Lew.

          10.19 Business Alliance Agreement dated March 25, 1998 between the Company and Alpine Software Incorporated.

          11    Computation of Earnings Per Common Share

          23    Consent of Lazar, Levine & Felix LLP, independent auditors.

          27    Financial Data Schedule.

          *Previously  filed  as  on  exhibit  to  the  Company's   Registration
          Statement of Form SB-2, Registration No. 333-18667.

(b)  Current Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended December 31, 1997.

                         - INDEX TO FINANCIAL STATEMENTS -



                                                                   Page(s)

Independent Auditors' Report                                       F  - 2

Financial Statements:
    Balance Sheets as of December 31, 1997 and 1996                F  -  3
    Statements of Operations for the Years Ended
        December 31, 1997 and 1996                                 F  -  4
    Statement of Shareholders' Equity for the Two
        Years in the Period Ended December 31, 1997                F  -  5
    Statements of Cash Flows for the Years Ended
        December 31, 1997 and 1996                                 F  -  6

Notes to Financial Statements                                      F  -  8

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders
Compu-DAWN, Inc.
Cedarhurst, New York



We have audited the accompanying balance sheets of Compu-DAWN, Inc. as of December 31, 1997 and 1996 and the statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compu-DAWN, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



                                                  /s/ Lazar Levine & Felix LLP
                                                      LAZAR LEVINE & FELIX LLP




New York, New York March 5, 1998 except as to Note 13c which is dated March 17, 1998

                                Compu-DAWN, Inc.
                                 BALANCE SHEETS

                               - ASSETS (Note 8) -
                                                                                                           December 31,
                                                                                                   --------------------------
                                                                                                        1997           1996
CURRENT ASSETS:
   Cash (Note 2b)                                                                                  $3,081,253     $   286,497
   Accounts receivable, net of allowances for doubtful accounts of $13,635 and
      $30,000 for 1997 and 1996, respectively (Note 2b)                                                72,454         100,010
   Prepaid expenses                                                                                   121,802          19,281
   Loan receivable from officer  (Note 3)                                                                   -          69,247
   Income tax refund receivable (Note 12)                                                              29,868          36,004
                                                                                                   ----------      ----------
TOTAL CURRENT ASSETS                                                                                3,305,377         511,039
                                                                                                   ----------      ----------

FIXED ASSETS (Notes 2c, 4 and 6)                                                                      278,737         138,814
                                                                                                   ----------      ----------

OTHER ASSETS:
   Deferred offering costs (Note 9)                                                                         -         139,326
   Deferred compensation (Note 10)                                                                     98,270          34,056
   Financing costs (Note 7)                                                                                 -       1,588,400
   Security deposits                                                                                   21,525          21,525
                                                                                                   ----------      ----------
                                                                                                      119,795       1,783,307
                                                                                                   ----------      ----------

                                                                                                   $3,703,909      $2,433,160
                                                                                                   ==========      ==========
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable                                                                                $   50,847     $   123,473
   Accrued expenses and other current liabilities (Note 5)                                            227,875         136,661
   Deferred revenue (Note 2d)                                                                          12,000          28,100
   Note payable - officer (Note 8)                                                                    100,000               -
   Due to former shareholders (Note 9)                                                                      -          34,710
   Capitalized lease payable - current (Note 6)                                                         5,771           7,859
                                                                                                   ----------      ----------
TOTAL CURRENT LIABILITIES                                                                             396,493         330,803
                                                                                                   ----------      ----------

NON-CURRENT LIABILITIES:
   Note payable - officer (Note 8)                                                                     50,000              -
   Capitalized lease payable (Note 6)                                                                  22,440          29,541
   Deferred rent liability (Note 13a)                                                                  29,402          23,115
   Promissory notes payable  (Note 7)                                                                      -          770,000
                                                                                                   ----------      ----------
                                                                                                      101,842         822,656
                                                                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

SHAREHOLDERS' EQUITY (Notes 9 and 10):
   Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding                 -               -
   Common stock, $.01 par value, 20,000,000 shares authorized, 2,838,450 and 986,700
      shares issued for 1997 and 1996, respectively                                                    28,385           9,867
   Additional paid-in capital                                                                       8,061,443       1,670,258
   Retained earnings (deficit)                                                                     (4,837,169)       (400,424)
                                                                                                   ----------      ----------
                                                                                                    3,252,659       1,279,701
   Less: treasury stock, 8,561 shares at cost                                                         (47,085)           -
                                                                                                   ----------      ----------

                                                                                                    3,205,574       1,279,701
                                                                                                   ----------      ----------

                                                                                                   $3,703,909      $2,433,160
                                                                                                   ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                      F - 3

                                Compu-DAWN, Inc.
                            STATEMENTS OF OPERATIONS


                                                                                                           For the Year Ended
                                                                                                               December 31,
                                                                                                           1997            1996
REVENUES (Notes 2d and 11):
      Software sales                                                                                 $    277,986     $   202,511
      Maintenance income                                                                                  313,389         275,016
                                                                                                     ------------     -----------
                                                                                                          591,375         477,527
                                                                                                          -------         -------

COSTS AND EXPENSES:
      Programming costs and expenses                                                                      406,563         268,915
      General and administrative expenses (Note 2f)                                                     2,195,406         660,006
      Research and development (Note 2e)                                                                  935,804         158,099
                                                                                                     ------------     -----------
                                                                                                        3,537,773       1,087,020
                                                                                                        ---------       ---------

LOSS FROM  OPERATIONS                                                                                  (2,946,398)       (609,493)
                                                                                                      ------------    -----------

OTHER INCOME (EXPENSES):
      Interest and other income                                                                           120,158           4,845
      Interest expense and financing costs (Note 7)                                                    (1,610,505)        (36,274)
      Loss on abandonment of leasehold improvements (Note 13a)                                            -                (5,378)
                                                                                                      ------------    ------------
                                                                                                       (1,490,347)        (36,807)
                                                                                                       ----------         -------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES                                                        (4,436,745)       (646,300)

      Provision (credit) for income taxes (Notes 2g and 12)                                               -               (75,531)
                                                                                                      ------------    ------------

NET LOSS                                                                                              $(4,436,745)    $  (570,769)
                                                                                                      ============     ===========

BASIC EARNINGS (LOSS) PER SHARE (Note 2h)                                                                  $(1.95)          $(.34)
                                                                                                           =======          =====

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
      EQUIVALENT SHARES  OUTSTANDING (Note 2h)                                                          2,270,047       1,678,913
                                                                                                        =========       =========










   The accompanying notes are an integral part of these financial statements.

                                Compu-DAWN, Inc.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                          Total
                                                                                  Additional     Retained              Shareholders'
                                                 Preferred       Common Stock      Paid-in       Earnings     Treasury    Equity
                                                  Stock      Shares      Amount    Capital       (Deficit)     Stock     (Deficit)
                                                 ---------   ---------  --------- ------------  ----------   ---------- ------------

Balance at January 1, 1996                           -       1,157,000   $11,570   $   54,430  $   170,345   $(71,500)  $  164,845
   Cancellation of shares held in treasury
         (Note 9)                                    -        (685,750)   (6,858)     (64,642)        -        71,500         -
   Issuances of common stock (Note 9)                -         580,450     5,805      168,330         -          -         174,135
   Warrants issued pursuant to debt offering
         (Note 7)                                    -            -         -       1,509,200         -          -       1,509,200
   Options issued below fair value (Note 9)          -            -         -          37,000         -          -          37,000
   Purchase of outstanding options (Note 9)          -            -         -         (15,210)        -          -         (15,210)
   Purchases and cancellation of outstanding
          shares (Note 9)                            -         (65,000)     (650)     (18,850)        -          -         (19,500)
   Net loss                                          -            -         -            -        (570,769)      -        (570,769)
                                                 --------    -----------  --------  ----------  -----------  ---------  -----------

Balance at December 31, 1996                         -         986,700     9,867    1,670,258     (400,424)      -       1,279,701
   Options issued below fair value (Note 9)          -            -         -         374,500         -          -         374,500
   Exercise of stock options (Note 9)                -         408,750     4,088      122,297         -          -         126,385
   Treasury stock, 8,561 shares at cost (Note 9)     -            -          -           -            -       (47,085)     (47,085)
   Conversion of debt (Note 8)                       -          40,000       400      199,600         -          -         200,000
   Conversion of accrued compensation (Note 9)       -          23,000       230      114,770         -          -         115,000
   Initial public offering (Note 9)                  -       1,380,000    13,800    5,612,074         -          -       5,625,874
   Cancellation of options (Note 9)                  -            -          -        (32,056)        -          -         (32,056)
   Net loss                                          -            -          -           -      (4,436,745)      -      (4,436,745)
                                                 --------    ---------   -------   ----------   -----------  ---------  -----------
BALANCE AT DECEMBER 31, 1997                         -       2,838,450   $28,385   $8,061,443  $(4,837,169)  $(47,085)  $3,205,574
                                                 ========    =========   =======   ==========   ===========   ========   ==========


   The accompanying notes are an integral part of these financial statements.

                                                      Compu-DAWN, Inc.
                                                  STATEMENTS OF CASH FLOWS                                        Page 1 of 2
                                                  ------------------------


                                                                                For the Year Ended
                                                                                    December 31,
                                                                                 1997             1996

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                            $    628,198      $  582,053
   Cash paid to suppliers and employees                                      (3,028,563)       (825,948)
   Interest paid                                                                (22,105)         (1,995)
   Interest and other income received                                           111,156           3,791
   Income taxes paid                                                               -            (47,284)
                                                                            ------------     -----------
   Net cash (utilized) by operating activities                               (2,311,314)       (289,383)
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans made to officer                                                           -            (70,000)
   Principal repayments of officer's loan                                        69,247             753
   Purchase of fixed assets                                                    (204,452)        (95,117)
   Proceeds from sale of fixed assets                                              -              2,500
   Payment of security deposits                                                    -            (14,745)
                                                                            ------------     ----------
   Net cash (utilized) by investing activities                                 (135,205)       (176,609)
                                                                            ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan received from officer                                                   400,000            -
   Repayment of officer's loan                                                  (50,000)           -
   Proceeds from debt offering                                                     -            770,000
   Repayment of promissory notes                                               (770,000)           -
   Expenses associated with debt offering                                          -          (100,100)
   Payments for common stock and options acquired                               (34,710)       (21,583)
   Principal payments of other long-term debt                                      -            (3,726)
   Payments of capital lease obligations                                         (9,189)        (2,828)
   Expenses associated with initial public offering                                -          (139,326)
   Proceeds from sale of shares                                               5,625,874        144,090
   Proceeds from exercise of stock options                                       79,300           -
                                                                            -----------     ----------
   Net cash provided by financing activities                                  5,241,275        646,527
                                                                            ------------    ----------

NET INCREASE IN CASH AND  CASH EQUIVALENTS                                    2,794,756        180,535

   Cash and cash equivalents, at beginning of year                              286,497        105,962
                                                                             ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $3,081,253     $  286,497
                                                                             ==========     ==========


    The accompanying notes are an integral part of these financial statements

                                                      Compu-DAWN, Inc.
                                                  STATEMENTS OF CASH FLOWS                                        Page 2 of 2

                                                                                                         For the Year Ended
                                                                                                             December 31,
                                                                                                        1997             1996

RECONCILIATION OF NET LOSS TO NET CASH (UTILIZED) BY
    OPERATING ACTIVITIES:
      Net loss                                                                                        $(4,436,745)      $(570,769)
      Adjustments to reconcile net loss to net cash (utilized) by operating activities:
        Allowance for doubtful accounts                                                                    19,000          12,000
        Depreciation and amortization                                                                      64,529          45,947
        Deferred tax expense                                                                              -                 6,200
        Deferred rent liability                                                                             6,287          (3,315)
        Compensatory stock                                                                                278,230          32,988
        Financing charge                                                                                1,588,400         -
        Loss on disposal of fixed assets                                                                  -                 7,617
      Changes in assets and liabilities:
        Decrease in accounts receivable                                                                     8,556         106,456
        Decrease (increase) in prepaid expenses                                                            36,805         (16,714)
        Decrease (increase) in tax refund receivable                                                        6,136         (36,004)
        Increase in accounts payable and accrued expenses                                                 133,588         221,692
        (Decrease) in deferred revenue                                                                    (16,100)         (1,930)
        (Decrease) in income taxes payable                                                                -               (93,551)
                                                                                                      -----------       ---------

NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                           $(2,311,314)      $(289,383)
                                                                                                      ===========       =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    (a) During 1996, the Company incurred capital lease obligations of $33,595 in connection with the purchase of office equipment.

    (b) During 1997, an officer of the Company converted $200,000 of a loan payable to him into 40,000 shares of common stock.

    (c) During 1997, two officers of the Company converted $115,000 of accrued compensation into 23,000 shares of common stock.






   The accompanying notes are an integral part of these financial statements.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



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


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies which are considered particularly significant.

        (a)      Use of Estimates:

                 In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

        (b)      Concentration of Credit Risk /Fair Value:

                 Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and accounts receivable.

                 The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the soundness of these financial institutions and feels the Company's risk is negligible.

                 Management believes that concentrations of credit risk with respect to accounts receivable are limited due to the Company's methods of progress billings and collections.

                 As of December  31,  1997 and 1996,  the fair value of cash and
                 cash  equivalents,   receivables,  obligations  under  accounts
                 payable and debt instruments approximate the carrying value.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE   2     -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

        (c)      Fixed Assets:

                 Fixed assets are recorded at cost. Depreciation of fixed assets is provided on a straight-line basis as follows:

                       Computer equipment             3 years
                       Furniture and fixtures         5 years
                       Motor vehicles                 5 years

                Maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the useful life of the asset or the lease, whichever is shorter. Capital leases are amortized over the term of the respective leases or the useful lives of the related assets, whichever is shorter.

                Depreciation and amortization expense for the years ended December 31, 1997 and 1996 aggregated $64,529 and $25,046, respectively.

         (d)    Revenue Recognition:

                The Company generates revenues from the granting of non-exclusive, non-transferable and non- assignable licenses to use software it has developed, through fixed price contracts. Revenues from such fixed price contracts are recognized using the percentage of completion method of accounting. The Company retains title to the software and warranties that it will provide technical support and repair any defects in the software at no charge. The warranty period for each contract is negotiated individually, for periods ranging from 90 days to three years. To date, repair costs have been minimal and therefore the Company has not established a reserve for such warranty costs.

                In addition, the Company provides post-contract customer support to licensees of its software. Revenues from such services are recognized ratably over the period of performance. Fees billed and/or received prior to performance of services are reflected as deferred revenue.

         (e)    Software Development Costs:

                The  Company   reflects  costs  incurred  in  establishing   the
                technological feasibility of a computer software product to be leased or sold, as research and development costs, and expenses such costs in the period incurred. Research and development costs for the years ended December 31, 1997 and 1996 aggregated $935,804 and $158,099, respectively.

                After technological feasibility has been established, all costs incurred on the software product are to be capitalized and amortized on a product by product basis. Capitalization of computer software costs is discontinued when the product is available to be sold or leased.

                To date, the Company has only sold or leased software which has been developed for specific customers. As such, all costs incurred have been expensed as research and development costs.

                Costs associated with post-contract customer support (maintenance) are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

        (f)      Advertising Costs:

                 Advertising costs, which are included in general and administrative expenses, are expensed as incurred. For the years ended December 31, 1997 and 1996, advertising costs aggregated $131,868 and $20,294, respectively.

        (g)      Income Taxes:

                 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to net operating loss and tax credit carryforwards, measured by enacted tax rates for years in which taxes are expected to be paid or recovered.

                 Deferred taxes are provided for temporary differences between financial and tax accounting, principally for differences in the basis of fixed assets, allowance for doubtful accounts and other nondeductible expenses, as well as for net operating loss carryforwards.

        (h)      Earnings Per Share:

                 The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period loss per share data has been restated in accordance with Statement 128. The loss per common share is computed by dividing net loss by the weighted average number of common shares and common equivalent shares outstanding during each period.

        (i)      Statements of Cash Flows:

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        (j)      New Accounting Pronouncements:

                 SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income a statement of comprehensive income is not yet required.

                 SFAS 131  "Disclosures  About  Segments  of an  Enterprise  and
                 Related Information", is effective for years beginning after December 15, 1997 and early adoption is encouraged. The Company does not presently believe that it operates in more than one identifiable segment.

                 See also Earnings Per Share, above.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE   2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

        (k)   Impact of the Year 2000 Issue:

              The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant, and as such this issue is not expected to have a material effect on the operations of the Company.


NOTE   3   -  LOAN RECEIVABLE - OFFICER:

              In October 1996, the Company made a loan of $70,000 to its President and Chief Operating Officer for the purpose of such officer's participation in a debt offering (see Note 7). This loan was made to allow such officer to maintain an equity ownership in the Company that aligned his interest with that of the other shareholders. The loan was made since the officer did not have the resources or the ability to obtain the necessary funds otherwise. Such loan was evidenced by a promissory note requiring 120 equal monthly payments, at an annual interest rate of 8% and secured by shares of common stock owned by the individual with a value equal to 120% of the outstanding balance. This note was also due and payable upon the closing of a public offering of the Company's common stock should such occur within three years of the date of the note and yield gross proceeds of at least $4,500,000.

              In March 1997, the Chairman of the Board of the Company purchased this note from the Company in consideration for the payment in cash of the then outstanding amount. The Chairman of the Board concurrently received an assignment of the Company's collateral for this note.


NOTE   4   -  FIXED ASSETS:

              Fixed assets consist of the following:
                                                                  December 31,
                                                                1997      1996

              Computer equipment                              $312,136  $139,916
              Furniture and fixtures                            28,495    16,499
              Motor vehicles                                    12,597    12,597
              Leasehold improvements                            65,581    45,345
              Assets under capitalized leases                   41,484    41,484
                                                              ---------  -------
                                                               460,293   255,841
              Less: accumulated depreciation and amortization  181,556   117,027
                                                              ---------  -------
                                                              $278,737  $138,814
                                                              ========  ========

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE   5   -     ACCRUED EXPENSES:

                 Accrued expenses is comprised of the following:

                                                             December 31,
                                                        1997             1996

                       Payroll and payroll taxes      $226,000        $121,037
                       Interest                          1,875          15,624
                                                      --------        --------
                                                      $227,875        $136,661
                                                      ========        ========

                 In December 1997, the President and Chief Operating Officer of the Company entered in negotiations to terminate his employment agreement (see Note 13c). In connection therewith, the Company has accrued for severance pay benefits of $216,000, as of December 31, 1997.


NOTE   6   -     CAPITALIZED LEASE OBLIGATIONS:

                 The Company has entered into various capital leases for furniture, fixtures and equipment which expire in years through 2001. The assets and liability under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases for the years ended December 31, 1997 and 1996 aggregated $9,349 and $5,989, respectively.

                 Minimum future lease payments under capital leases as of December 31, 1997 are as follows:

                                1998                          $ 9,474
                                1999                            9,474
                                2000                            9,474
                                2001                            8,684
                                                              -------
                       Total minimum lease payments            37,106
                       Less: amount representing interest       8,895
                                                              -------
                                                              $28,211
                                                              =======

NOTE   7   -    DEBT OFFERING:

                 In October 1996, the Company successfully completed the sale of 77 units in a private offering, each unit consisting of a $10,000 principal amount 12% promissory note ("bridge note") and a redeemable stock purchase warrant to acquire 5,600 shares of the Company's common stock for aggregate gross proceeds of $770,000. The warrants were exercisable at a price of $.50 per share only upon the successful completion of an Initial Public Offering ("IPO"), of the Company's common stock.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE   7   -     DEBT OFFERING (Continued):

                 The agreement stated that each of the bridge notes is due and payable upon the closing of the IPO. In the event such closing occurs on or before September 15, 1997, no interest will be payable on these notes. In the event that the Company closes an IPO after September 15, 1997 but before September 15, 1999, the notes shall bear interest at a rate of 8% per annum and be payable upon the closing of the IPO. In the event the Company does not close an IPO by September 15, 1999, interest shall accrue at a rate of 12% per annum through such date and the notes shall be payable in 120 equal monthly installments with interest at a rate of 8% per annum beginning September 16, 1999.

                 In accordance with APB No. 14, the proceeds of debt issued with stock purchase warrants should be allocated based on the fair values of the debt without the warrants and of the warrants themselves when issued. Accordingly, the Company reflected deferred financing costs and additional paid-in capital based upon the difference between the deemed fair value of the warrants ($4.00) and the warrant exercise price.

                 Financing costs, which represent costs incurred in connection with this private offering, are to be charged to operations as additional interest expense over the term of the bridge notes.

                 In September 1996, prior to the closing of this private offering, the Company entered into a consulting agreement with one of its founding shareholders which provided for a one-time payment at closing of $25,290.

                 In April 1997, the holders of the bridge notes agreed to (i) increase the exercise price of the five year warrants issued to them from $.50 per warrant to $3.00 per warrant and (ii) increase the holding period of these warrants from six months to two years from the effective date of the IPO.

                 In June 1997, the Company  successfully  completed its IPO (see
                 Note 9) and repaid these promissory notes. In connection with this repayment, the Company has fully amortized deferred financing costs originally capitalized in connection with the notes. This amount has been reflected as a non-recurring charge in the statement of operations.


NOTE   8   -     NOTE PAYABLE - OFFICER:

                 In April 1997, the Chairman of the Board of the Company agreed to convert a $200,000 loan payable to him by the Company into common shares at a conversion price of $5.00 per share (the IPO price) upon the consummation of such IPO. In addition, this officer agreed to provide a $500,000 credit line to the Company for a period of two years, secured by all assets of the Company. As of December 31, 1997, the balance outstanding under this credit line was $150,000, which amount is payable in quarterly installments of $25,000 plus interest at 10% per annum. For the year ended December 31, 1997, the interest expense relating to this loan aggregated $11,191.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE   9   -     CAPITAL STOCK AND EQUIVALENTS:

                 In October 1996, simultaneously with its reincorporation in the State of Delaware, (see Note 1) the Company increased its authorized capital to 20,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. The Company also effected a stock split of its issued and outstanding common stock on a 325 for 1 basis, resulting in 1,157,000 shares. This stock split has been reflected retroactively in the accompanying financial statements and accordingly, all references to the number of common shares issued and outstanding have been restated. No preferred shares are issued and outstanding.

                 During 1994 and 1995 the Company repurchased an aggregate of 685,750 shares of its common stock from certain shareholders at an aggregate cost of $71,500. These shares were canceled in 1996.

                 In August 1996, the Company sold 480,300 shares of its common stock at a price of $.30 per share, for cash proceeds of $144,090 and issued 100,150 shares of its common stock in lieu of payment of legal and consulting fees of $30,045, for an aggregate amount of $174,135.

                 The Company had also granted, to certain former shareholders, options to purchase an aggregate of 50,700 shares of common stock (post-split) at an aggregate exercise price of $156. In October 1996, following the successful completion of a debt offering (see Note 7), the Company entered into agreements with the former shareholders, canceling these unexercised options in consider ation of payment of $.30 for each underlying share and the issuance of warrants to purchase an aggregate of 31,200 shares of stock at an exercise price of $5.00 per share. The payment for these options aggregating $15,210 has been charged against additional paid-in capital.

                 The Company also purchased, in October 1996, 65,000 shares held by these former shareholders at a per share price of $.30. These shares were canceled upon the repurchase, and accordingly, common stock and additional paid-in capital have been reduced by $650 and $18,850, respectively.

                 During April 1997, options were exercised to purchase 408,750 shares of common stock for which the Company received $79,300 in cash proceeds and 8,561 shares of company common stock with a fair market value of $47,085.

                 In April 1997, two officers (the President and the Chairman of the Board) agreed to convert $115,000 of accrued compensation into common shares at a conversion price of $5.00 per share (the IPO price), such conversion to occur upon the consummation of the IPO.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE   9   -     CAPITAL STOCK AND EQUIVALENTS (Continued):

                 In connection with an agreement reached with certain of the bridge note holders, the Company canceled bridge warrants to purchase 42,000 shares. The number of shares underlying the bridge warrants has therefore been reduced from 431,200 to 389,200 common shares.

                 In June 1997, the Company, through its underwriter, successfully completed an initial public offering of its common stock. The Company sold 1,380,000 shares of common stock (including 180,000 shares in the Underwriter's over allotment option) at a price of $5.00 per share for aggregate net proceeds of $5,625,874.


NOTE  10  -      STOCK OPTIONS:

                 In October 1996, the Company established a Stock Option Plan under which options (including non-statutory options) to purchase up to 2,000,000 shares may be granted to eligible persons. As of December 31, 1996, the Company had granted options to purchase an aggregate of 491,950 shares of common stock at prices ranging from $.30 to $4.00, aggregating $221,485. In connection therewith the Company recorded deferred compensation (measured as the excess of the fair value of the underlying stock over the exercise price of the option at date of grant) of $37,000. During 1997, prior to the consummation of the IPO, the Company granted additional options to purchase an aggregate of 187,250 shares of common stock at an exercise price of $3.00 aggregating $561,750, and recorded additional deferred compensation costs of $374,500. Deferred compensation costs are being amortized over the vesting period of the related options. Amortization of such costs for the years ended December 31, 1997 and 1996, aggregated $278,230 and $2,943, respectively.

                 The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
                 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                 Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.1% and 6.8%; dividend yields of 2.6% and 1.8%; volatility factors of the expected market price of the Company's common stock of 65% and 69%; and a weighted-average expected life of the options of seven years.

                 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE  10  -      STOCK OPTIONS (Continued):

                 Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                       1997               1996
                                                   -----------        ----------

                       Net loss:
                          As reported              $(4,436,745)       $(570,769)
                          Pro forma                 (4,883,470)        (570,769)

                       Basic loss per share:
                          As reported                    (1.95)            (.34)
                          Pro forma                      (2.15)            (.34)

                 A summary of stock option activity, and related information for the years ended December 31, 1997 and 1996 follows:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                          Options      Price
                                                          -------      -----

                          Granted                         491,950      $ .45
                          Exercised                       -              -
                          Canceled                        -              -
                                                          -------      ----

                       Outstanding, December 31, 1996     491,950        .45
                                                                       ------

                          Granted                         278,311       4.04
                          Exercised                       410,417)       .32
                          Canceled                        (55,000)      1.69
                                                          -------      -----

                       Outstanding, December 31, 1997     304,844       3.69
                                                          =======       ====

                       Weighted average fair value of
                          options granted during the
                          year ended:

                          December 31, 1996                            $8.62
                          December 31, 1997                            $7.67

                       Options exercisable:
                          December 31, 1996               389,950
                          December 31, 1997                49,533

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE  10  -      STOCK OPTIONS (Continued):

                 Exercise prices for options outstanding as of December 31, 1997 ranged from $.50 to $6.75 per share. The weighted-average remaining contractual life of these options is seven years.

                 In 1997, the Company established the 1997 Qualified Employee Stock Purchase Plan which provides for the grant of up to a total of 250,000 options intended to qualify as employee incentive stock options. The exercise price of options granted under this plan shall be the lesser of 85% of fair market value of the Company's common shares at date of grant or 85% of the fair market value on the exercise date. In December 1997, this plan was amended to commence on January 1, 1999.


NOTE  11  -      ECONOMIC DEPENDENCY:

                 To date, the Company's revenues have been materially dependent on a limited number of customers. The nature of the Company's business (see Note 1) is such that during any individual accounting period it will license its software products to a limited number of significant customers. In addition, revenues from the Company's products are primarily from the public safety and law enforcement markets.

                 Also, the Company currently relies on a limited number of (two or three) software licensors of its main computer operating system. The Company cannot assure that if any of these licenses are terminated, it will be able to replace those licenses on a timely basis.


NOTE  12   -     INCOME TAXES:

                 The income tax expense (benefit) is comprised of the following:

                                                  For the Year Ended
                                                      December 31,
                                                  --------------------
                                                  1997            1996
                                                  ----            ----
                            Current:
                                Federal       $    -            $(50,709)
                                State              -             (18,622)
                            Deferred:
                                Federal            -              (4,165)
                                State              -              (2,035)
                                              ------------    ----------
                                              $    -            $(75,531)
                                              ============      ========

                 The Company has net operating loss carryforwards as of December 31, 1997, of approximately $3,200,000, ($400,000 at December
                 31, 1996) which may be applied against future taxable income, and which expire in various years beginning after 2011. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from its net operating loss carryforwards, the Company has not recognized this asset.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 12   -    INCOME TAXES (Continued):

               Due to the carryback of the 1996 loss to previous years, the Company will recoup the maximum amount refundable for taxes it paid. The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                       For the Year Ended
                                                           December 31,
                                                      --------------------
                                                      1997            1996
                                                      ----            ----

                       Federal statutory rate           -           (34.0%)
                       State income taxes               -             (7.0)
                       Other - benefit from tax
                            loss carryback              -             29.3
                                                     --------       -------
                                                         -           (11.7%)
                                                     ========       =======

NOTE  13   -     COMMITMENTS:

          (a) In October 1996, the Company entered into a lease, for its current executive offices, which provides for base annual rental of $85,000. This lease, which is for an initial term of five years, has scheduled annual increases, and can be renewed for an additional five year period. The total amount of the base rent payments is being charged to expenses using the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since the inception of this lease. Previously, the Company was occupying space pursuant to a lease which expired in March 1997. The Company elected to write- off the remaining balance of unamortized leasehold improvements on this old space of $5,378 during 1996. Rent expense for the years ended December 31, 1997 and 1996 aggregated $99,770 and $48,677, respectively.

                 At December 31, 1997, future minimum rentals are as follows:


                       1998                      $  87,616
                       1999                         87,975
                       2000                         93,075
                       2001                         72,675
                                                ----------
                       Total                      $341,341
                                                  ========

        (b)    The  Company  also  leases  certain  types  of  equipment   under
               operating leases which expire at various dates through 1999. Lease payments, which are charged to operations, aggregate approximately $1,100 per month.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE  13   -     COMMITMENTS (Continued):

        (c) Effective October 1, 1996, the Company entered into a three-year employment agreement with the Chairman of its Board of Directors, whereby he will also serve as Chief Executive Officer of the Company. This agreement provides for annual compensation of $250,000 and a performance bonus based on a fixed formula.

                 Effective October 1, 1996, the Company entered into a three-year employment agreement with its President and Chief Operating Officer. This agreement provides for annual compensation of $125,000 and a signing bonus of $15,000. In December 1997, the Company entered into negotiations with this officer with regards to a proposed termination of his employment agreement. Under the proposed termination agreement, this officer would receive severance pay of approximately $216,000 and would sell a substantial portion of his equity share holdings in the Company pursuant to the Company's Registration Statement on Form S-8 and Rule 144 promulgated under the Securities Act of 1933, as amended and/or to the current Chairman and Chief Executive Officer and/or his designee (see Note 5). This termination agreement was executed on March 17, 1998.

                 The agreements with both of these officers provide for continuing automatic one year extensions, increases as determined by the Board of Directors, annual bonuses based on sales and pretax income and include provisions for termination and covenants not to compete. In addition, the agreements provide for common stock option grants based upon levels of Company earnings.

                 In January 1997, the Company entered into a three-year employment agreement with an employee to serve as the Company's Chief Technology Officer. Such agreement provides for an annual base salary of $200,000, $225,000 and $250,000 in the first, second and third years, respectively. Other terms of this employment agreement conform in structure to the material provisions of the employment agreements described above.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPU-DAWN, INC.


                                     By:/s/ Mark Honigsfeld
                                         Mark Honigsfeld, Chairman of the Board


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signature                  Capacity                       Date


/s/ Mark Honigsfeld           Chairman of the Board          March 31, 1998
----------------------
Mark Honigsfeld               (Principal Executive,
                              Financial and Accounting
                              Officer)


/s/ Dong W. Lew               President and Director         March 30, 1998
----------------------
 Dong W. Lew


/s/ Louis Libin               Director                       March 30, 1998
----------------------
 Louis Libin


/s/ William D. Rizzardi       Director                       March 31, 1998
----------------------
 William D. Rizzardi


/s/ Harold Lazarus            Director                       March 28, 1998
----------------------
 Harold Lazarus, Ph.D