Form 10QSB
period 1998-03-31
COMPU DAWN INC
filed 1998-05-15
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

Commission file number   000-22611


                                Compu-DAWN, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)

             Delaware                               11-3344575
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  77 Spruce Street, Cedarhurst, New York, 11516
                    (Address of principal executive offices)


Registrant's telephone number, including area code (516) 374-6700


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 1997: 2,835,223


     Transitional Small Business Disclosure Format (check one):
Yes     X    No

                                Compu-DAWN, Inc.


                                    - INDEX -

                                                                                                                Page(s)

PART I           Financial Information

       Condensed Balance Sheets - March 31, 1998 and December 31, 1997                                               3

       Condensed Statements of Operations - Three Months Ended March 31,
       1998 and 1997                                                                                                 4

       Condensed Statements of Cash Flows - Three Months Ended March 31,
       1998 and 1997                                                                                                 5

       Notes to Condensed Financial Statements                                                                       6

       Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                                                 8


PART II          Other Information                                                                                  11


       Item 2 - Changes in Securities and Use of Proceeds

       Item 6 - Exhibits and Reports on Form 8-K                                                                    12


SIGNATURES                                                                                                          14



                          PART I. Financial Information

ITEM 1.        Financial Statements

                                Compu-DAWN, Inc.
                                 BALANCE SHEETS

                                   - ASSETS -
                                                                                                March 31,         December 31,
                                                                                                1998              1997
                                                                                               (Unaudited)
CURRENT ASSETS:
   Cash                                                                                        $2,642,224           $3,081,253
   Accounts receivable, net of allowances for doubtful accounts of $13,635
      for 1998 and 1997                                                                           148,406               72,454
   Prepaid expenses                                                                                94,044              121,802
   Income tax refund receivable                                                                    29,868               29,868
                                                                                            -------------        -------------
TOTAL CURRENT ASSETS                                                                            2,914,542            3,305,377
                                                                                              -----------          -----------

FIXED ASSETS - NET                                                                                270,533              278,737
                                                                                             ------------         ------------

OTHER ASSETS:
   Deferred compensation                                                                           57,422               98,270
   Security deposits                                                                               21,525               21,525
                                                                                            -------------        -------------
                                                                                                   78,947              119,795
                                                                                            -------------         ------------

                                                                                               $3,264,022           $3,703,909
                                                                                               ==========           ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                      $   157,867          $   278,722
   Deferred revenue                                                                               185,336               12,000
   Current portion of note payable - officer                                                      100,000              100,000
   Capitalized lease payable - current                                                              6,120                5,771
                                                                                           --------------       --------------
TOTAL CURRENT LIABILITIES                                                                         449,323              396,493
                                                                                             ------------         ------------

NON-CURRENT LIABILITIES:
   Note payable - officer                                                                          25,000               50,000
   Capitalized lease payable                                                                       19,633               22,440
   Deferred rent liability                                                                         29,484               29,402
                                                                                            -------------        -------------

                                                                                                   74,117              101,842
                                                                                            -------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 2):
   Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued
      or outstanding                                                                               -                    -
   Common stock, $.01 par value, 20,000,000 shares authorized,
      2,842,784 and 2,838,450 shares issued for 1998 and 1997, respectively                        28,428               28,385
   Additional paid-in capital                                                                   8,072,735            8,061,443
   Retained earnings (deficit)                                                                 (5,313,496)          (4,837,169)
                                                                                              -----------          -----------
                                                                                                2,787,667            3,252,659
    Less: treasury stock, 8,561 shares at cost                                                    (47,085)             (47,085)
                                                                                            -------------        -------------
                                                                                                2,740,582            3,205,574
                                                                                             ------------          -----------

                                                                                               $3,264,022           $3,703,909
                                                                                               ==========           ==========

                             See notes to financial statements.


                                Compu-DAWN, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                  For the Three Months Ended
                                                                                                            March 31,
                                                                                                   1998               1997

REVENUES:
   Software sales                                                                                   $  101,873      $   98,484
   Maintenance income                                                                                   65,086          87,317
                                                                                                   -----------     -----------
                                                                                                       166,959         185,801

COSTS AND EXPENSES:
   Programming costs and expenses                                                                      123,538          76,837
   General and administrative expenses                                                                 425,396         514,948
   Research and development                                                                            111,702          47,913
                                                                                                    ----------     -----------
                                                                                                       660,636         639,698

(LOSS)  FROM  OPERATIONS                                                                              (493,677)       (453,897)
                                                                                                    ----------      ----------

OTHER INCOME (EXPENSES):
   Interest and other income                                                                            20,787           1,342
   Interest expense                                                                                     (3,437)        (60,501)
                                                                                                    -----------     -----------
                                                                                                        17,350         (59,159)

(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES                                                     (476,327)       (513,056)

   Provision (credit) for income taxes                                                                 -               -
                                                                                                   ----------------------------

NET (LOSS)                                                                                           $(476,327)      $(513,056)
                                                                                                     =========       =========

BASIC (LOSS) PER COMMON SHARE                                                                            $(.17)          $(.31)
                                                                                                         ======          =====

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                                                              2,839,907       1,678,913
                                                                                                     =========       =========










                       See notes to financial statements.


                                Compu-DAWN, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the Three Months Ended
                                                                                                            March 31,
                                                                                                     1998             1997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                                  $   264,343       $    87,982
    Cash paid to suppliers and employees                                                             (691,885)         (447,827)
    Interest paid                                                                                      (3,750)           (1,395)
    Interest and other income received                                                                 20,787             1,342
                                                                                                -------------     -------------
    Net cash (utilized) by operating activities                                                      (410,505)         (359,898)
                                                                                                 ------------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments of officer's loan                                                            -                  69,247
    Purchase of fixed assets                                                                          (12,401)          (56,630)
                                                                                                -------------       -----------
    Net cash (utilized) provided by investing activities                                              (12,401)           12,617
                                                                                                -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from officer (repayment)                                                                     (25,000)          200,000
    Payments for common stock and options acquired                                                    -                 (34,710)
    Payments of capital lease obligations                                                              (2,458)           (1,448)
    Payment of expenses in connection with debt and equity offerings                                  -                 (73,042)
    Proceeds from exercise of stock options                                                            11,335           -
                                                                                                -------------       -----------
    Net cash (utilized) provided by financing activities                                              (16,123)           90,800
                                                                                                -------------       -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          (439,029)         (256,481)

    Cash and cash equivalents, at beginning of year                                                 3,081,253           286,497
                                                                                                  -----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $2,642,224       $    30,016
                                                                                                   ==========       ===========


RECONCILIATION OF NET (LOSS) TO NET CASH (UTILIZED)
    BY OPERATING ACTIVITIES:
      Net (loss)                                                                                    $(476,327)        $(513,056)
      Adjustments to reconcile net (loss) to net cash (utilized) by operating activities:
        Allowance for doubtful accounts                                                               -                   5,000
        Depreciation and amortization                                                                  20,605            44,196
        Deferred rent                                                                                      82             3,522
        Compensatory stock                                                                             40,848            68,596
      Changes in assets and liabilities:
        (Increase) in accounts receivable                                                             (75,952)         (102,000)
        Decrease (increase) in prepaid expenses                                                        27,758            (3,000)
        (Decrease) increase in accounts payable and accrued expenses                                 (120,855)          132,662
        Increase in deferred revenue                                                                  173,336             4,182
                                                                                                  -----------        ----------

NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                         $(410,505)        $(359,898)
                                                                                                    =========         =========


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

                 The accounting policies followed by the Company are set forth in Note 2 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1997. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                 In the opinion of management, the accompanying unaudited interim condensed financial statements of Compu-DAWN, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended March 31, 1998 and 1997.

                 The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -     INITIAL PUBLIC OFFERING:

                 In September 1997, the Company, through its underwriter, successfully completed an initial public offering of its common stock. The Company sold 1,380,000 shares of common stock (including 180,000 shares in the Underwriter's over allotment option) at a price of $5.00 per share for aggregate net proceeds of $5,625,874. A portion of the proceeds realized from this offering was used to repay promissory notes aggregating $770,000. In connection with this repayment, the Company fully amortized deferred financing costs originally capitalized in connection with the notes. This amount was reflected as a non-recurring charge on the statement of operations for the year ended December 31, 1997.


NOTE   3   -     POTENTIAL INVESTMENT:

                 On April 22, 1998, the Company entered into a definitive agreement to acquire a 50% beneficial interest in Press-Loto, a Russian company which has the right to operate the first national on-line lottery in Russia pursuant to a license from the Russian Ministry of Finance to the Union of Journalists in Russia (the "Union"). At the time the acquisition is closed, the remaining 50% of Press-Loto will be owned by the Union and its charity with a private group holding a minority interest.

                                Compu-DAWN, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE   3   -     POTENTIAL INVESTMENTS (Continued):

                 Pursuant to the transaction, at the closing, the Company will issue (i) 3,662,880 Common Shares (ii) Convertible Redeemable Preferred Shares (the "Preferred Shares"), (iii) warrants (the "Warrants") to purchase 1,331,956 Common Shares at $10.00 per share and (iv) the right to receive 332,989 Common Shares (the "Performance Shares") based upon the attainment of performance thresholds.

                 The Preferred Shares will be convertible into an aggregate maximum of 6,659,780 Common Shares, provided that income from the lottery business meets certain pre-tax levels of up to an aggregate of approximately $36 million over a period of not more than five years commencing on January 1, 1999 and ending on December 31, 2003. If such thresholds are not met within such period, the Company may redeem the unconverted Preferred Shares at $.01 per share.

                 If the Warrants are exercised and the Performance Shares are issued, the current shareholders of the acquired company will control approximately 80% of the voting stock of the Company (assuming the Preferred Shares are not redeemed) based upon the number of shares of voting stock currently outstanding and issuable under options exercisable currently or within 60 days. Additionally, if all of the Warrants issued in the acquisition are exercised, the Company will receive $13,319,560 in cash proceeds. The closing of the transaction is subject to, among other things, (i) a fairness opinion from an investment banking firm that the transaction is fair, from a financial viewpoint, to the Company's stockholders, (ii) stockholder approval (iii) Nasdaq approval, and (iv) completion of additional due diligence satisfactory to the Company.

                 Contemporaneously with the signing of the agreement, the Company agreed to make secured loans, aggregating up to $1,000,000, from time-to-time for the continued development of the lottery operations. Advances under the loan agreement will be made on budgets provided that are acceptable to the Company.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

                 Introduction

                 The Company was incorporated in the State of New York on March 31, 1983 under the name of Coastal Computer Systems, Inc. The Company was reincorporated in the State of Delaware under its present name Compu-DAWN, Inc., on October 18, 1996. The Company is engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems for the law enforcement and public safety industry. Historically, the Company's products have been marketed and sold predominantly in the State of New York.

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

                 The Company has also entered into a contract to acquire a 50% beneficial interest in Press-Loto, a Russian limited liability company which has the right to operate the first national on-line lottery in Russia. The lottery has not begun operations and the Company cannot predict the performance of the lottery. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows."

                 The financial information presented herein includes: (i) condensed balance sheets as of March 31, 1998 and December 31, 1997; (ii) condensed statements of operations for the three month periods ended March 31, 1998 and 1997 and (iii) condensed statements of cash flows for the three month periods ended March 31, 1998 and 1997.

                 Results of Operations

                 Revenues

                 Revenues for the three months ended March 31, 1998 were $166,959 as compared to $185,801 for the same period of the prior year. This increase was a result of an approximately 3.4% increase in software sales offset by an approximately 25% decrease in maintenance income. Maintenance income decreased as a result of certain maintenance contracts expiring since the first quarter of 1987. To date the Company has not generated significant revenues. However, management believes that through the funds obtained in its initial public offering (see discussion below) for product enhancement, marketing and the introduction of new products, the Company will be able to increase revenues from software sales and maintenance over the long-term. Such projects include, among other things, the revising of computer-aided dispatching (CAD) and visual computer-aided dispatching (V-CAD) which provides for visual graphic interface and wireless mobile computing technology. Backlog at March 31, 1998, aggregated approximately $700,000. As discussed above, the lottery has not commenced operations and although the Company expects that the lottery will generate revenues after operations are commenced and after the acquisition is closed, of which it can give no assurance, it cannot predict the timing or amount of such revenues, if any.

                 Costs and Expenses

                 Total costs and expenses for the three-month period ended March 31, 1998 were $660,636. Total costs for the three-month period ended March 31, 1997 were $639,698. The costs, for both periods, were primarily related to personnel, the costs related to enhancing current products, rent expense for the Company's premises and research and development costs incurred to establish new products.

                 Income (Loss)

                 For the three months ended March 31, 1998, the Company reflected a net loss of $476,327 ($.17 per share) as compared to a net loss of $513,056 ($.31 per share) for the corresponding period of the prior year. These losses are principally due to the fact that the Company has yet to produce significant revenues as mentioned above.

                 Liquidity and Capital Resources

                 In June 1997, the Company successfully completed an initial public offering of its common stock. The Company sold 1,380,000 shares of its common stock at a price of $5.00 per share and realized net proceeds of approximately $5,626,000.

                 At March 31, 1998, the Company had working capital of $2,465,219, a current ratio of 6.5:1 and a debt to net worth ratio of .2:1. At its year ended December 31, 1997 the Company had working capital of $2,908,884, a current ratio of 8.3:1 and a debt to net worth ratio of .1:1.

                 Cash Flows

                 For the three months ended March 31, 1998 the Company utilized cash for operating activities of $410,505 primarily to pay suppliers and employees. For the corresponding period of the prior year the Company used cash for operating activities of $359,898.

                 The Company utilized cash of approximately $12,000 during the three months ended March 31, 1998 for investing activities primarily to acquire fixed assets.

                 For the three months ended March 31, 1998 the Company used cash
                 for  financing   activities  primarily  for  the  repayment  of
                 officer's loans.

                 On April 22, 1998, the Company entered into a definitive agreement to acquire a 50% beneficial interest in Press-Loto, a Russian company which has the right to operate the first national on-line lottery in Russia pursuant to a license from the Russian Ministry of Finance to the Union of Journalists in Russia. At the time of the closing, the remaining 50% will be owned by the Union and its charity with a private group holding a minority interest.

                 Pursuant to the transaction, at the closing, the Company will issue (i) 3,662,880 Common Shares (ii) Convertible Redeemable Preferred Shares (the "Preferred Shares"), (iii) warrants (the

                 "Warrants") to purchase 1,331,956 Common Shares at $10.00 per share and (iv) the right to receive 332,989 Common Shares (the "Performance Shares") based upon the attainment of performance thresholds.

                 The Preferred Shares will be convertible into an aggregate maximum of 6,659,780 Common Shares, provided that income from the lottery business meets certain pre-tax levels of up to an aggregate of approximately $36 million over a period of not more than five years commencing on January 1, 1999 and ending on December 31, 2003. If such thresholds are not met within such period, the Company may redeem the unconverted Preferred Shares at $.01 per share.

                 If the Warrants are exercised and the Performance Shares are issued, the current shareholders of the acquired company will control approximately 80% of the voting stock of the Company (assuming the Preferred Shares are not redeemed) based upon the number of shares of voting stock currently outstanding and issuable under options exercisable currently or within 60 days. Additionally, if all of the Warrants issued in the acquisition are exercised, the Company will receive $13,319,560 in cash proceeds.

                  The  Closing of the  transaction  is subject  to,  among other things, (i) fairness opinion from an investment banking firm that the transaction is fair, from a financial viewpoint, to the Company's Stockholders, (ii) stockholder approval (iii) Nasdaq approval, and (iv) completion of additional due diligence satisfactory to the Company.

                 Contemporaneously with the signing of the agreement, the Company agreed to make secured loans, aggregating up to $1,000,000, from time-to-time for the continued development of the lottery operations. Advances under the loan agreement will be made on budgets provided that are acceptable to the Company. There can be no assurance that this investment transaction will be successfully completed.

                 In order to fund the aforementioned proposed lottery business investment, the Company is contemplating raising funds through either a private or public offering which could include equity, debt or both.

                 Other

                 The Company believes that the net proceeds from the Offering and funds expected to be generated from operations and new financings (if required - see discussion above), will be sufficient for at least the ensuing 12 month period.

                 Forward Looking Statements

                 Except for historical information contained herein, the matters set forth above may contain forward looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward looking statements. Potential risks and uncertainties include such factors as the level of spending by law enforcement and public safety agencies for computer application software and hardware, the competitive environment within the industry, the ability of the Company to expand its operations, the competency required, and experience, of management to effectuate the Company's business plan, the level of costs incurred in connection with the Company's planned expansion efforts, economic conditions in the industry and the financial strength of the Company's customers and suppliers, the closing of the acquisition of the 50% beneficial interest in Press-Loto and the securing of additional financing.

PART II.       OTHER INFORMATION

ITEM 2   -     Changes in Securities and Use of Proceeds.

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

     The following is a breakdown of the Company's use of the proceeds from, and expenses incurred in connection with, the offering, through December 31, 1997:


               Offering:
                          Gross proceeds (including over-allotment)                 $6,900,000
                          Underwriting discounts and commissions (1)                  (690,000)
                          Expenses paid directly to underwriter                       (322,500)
                          Other expenses (1)                                          (261,626)
                                                                                  ------------
                          Net proceeds                                              $5,625,874
                                                                                    ==========

                Use of Proceeds Through December 31, 1997:
                          Product enhancement and development (1)(3)               $ 1,585,000
                          Repayment of indebtedness (2)                                770,000
                          Marketing and advertising (1)(3)                             400,000
                          Hiring/training personnel (1)(3)                              65,000
                          Equipment purchases (1)(3)                                   215,000
                          Unused proceeds (4)                                        2,590,874
                                                                                   -----------
                                                                                    $5,625,874
                                                                                    ==========

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

(3)  Approximate.

(4) Unused proceeds are invested in government securities and certificates of deposit.

     To date, the use of proceeds does not represent any material changes from the use of proceeds described in the prospectus.


ITEM 6   -     Exhibits or Reports on Form 8-K:

Reports

        Current Report on Form 8-K for an event dated April 22, 1998, regarding the Company entering into a definitive agreement to acquire a 50% beneficial interest in Press-Loto, a Russian company that has the right to operate the first on-line lottery in Russia

        Current Report on Form 8-K for an event dated April 23, 1998, regarding an agreement to terminate the employment agreement with Dong Lew who has resigned as an officer and director of the Company


Exhibits

        Exhibit 3.1 -  Articles of Incorporation of the Company*
        Exhibit 3.2 -  By-Laws of the Company*
        Exhibit 4.1 -  Specimen Common Share Certificate*
        Exhibit 4.2 -  Form of Underwriters Common Shares Purchase Warrant*
        Exhibit 10.1-  Termination Agreement dated March 17, 1998 between the
                         Company and Dong Lew.
        Exhibit 11 -   Computation of Earnings Per Share
        Exhibit 27 -   Financial Data Schedule

----------------

* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333- 18667.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:     May 15, 1998                              Compu-DAWN, Inc.




                                             By:    /s/ Mark Honigsfeld
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer