Form 10QSB
period 1998-06-30
COMPU DAWN INC
filed 1998-08-14
CIK 1028079

DRAFT 081298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

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
Yes X No
   ---   ----

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of August 7, 1998: 3,166,507


     Transitional Small Business Disclosure Format (check one):
Yes     No   X
   -----   -----

                                Compu-DAWN, Inc.


                                    - INDEX -



                                                                                                                  Page

PART I    Financial Information

       Condensed Balance Sheets - June 30, 1998 and December 31, 1997                                                3
       Condensed Statements of Operations - Six and Three Months Ended
       June 30, 1998 and 1997                                                                                        4

       Condensed Statements of Cash Flows - Six Months Ended June 30,
       1998 and 1997                                                                                                 5

       Notes to Condensed Financial Statements                                                                       7

       Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                                                 9


PART II   Other Information


       Item 2 - Changes in Securities and Use of Proceeds                                                           14

       Item 6 - Exhibits and Reports on Form 8-K                                                                    16


SIGNATURES                                                                                                          18

                          PART I. Financial Information
ITEM 1.  Financial Statements

                                Compu-DAWN, Inc.
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -
                                                                                                 June 30,         December 31,
                                                                                                1998              1997
                                                                                               (Unaudited)
CURRENT ASSETS:
   Cash                                                                                      $  6,825,637           $3,081,253
   Accounts receivable, net of allowances for doubtful accounts of $13,635
      for 1998 and 1997                                                                           114,141               72,454
   Prepaid expenses                                                                               139,189              121,802
   Income tax refund receivable                                                                    29,868               29,868
                                                                                            -------------          -----------
TOTAL CURRENT ASSETS                                                                            7,108,835            3,305,377
                                                                                            -------------          -----------

FIXED ASSETS - NET                                                                                253,350              278,737
                                                                                            -------------          -----------

OTHER ASSETS:
   Deferred compensation                                                                           16,574               98,270
   Security deposits                                                                               21,525               21,525
                                                                                            -------------          -----------
                                                                                                   38,099              119,795
                                                                                            -------------          -----------

                                                                                             $  7,400,284           $3,703,909
                                                                                             ============           ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                    $     133,059          $   278,722
   Deferred revenue                                                                                47,899               12,000
   Current portion of note payable - officer                                                      100,000              100,000
   Capitalized lease payable - current                                                              6,209                5,771
                                                                                            -------------         ------------
TOTAL CURRENT LIABILITIES                                                                         287,167              396,493
                                                                                            -------------         ------------

NON-CURRENT LIABILITIES:
   Note payable - officer                                                                         -                     50,000
   Capitalized lease payable                                                                       19,220               22,440
   Deferred rent liability                                                                         29,564               29,402
                                                                                            -------------          -----------

                                                                                                   48,784              101,842
                                                                                            -------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Notes 2 and 4):
   Preferred stock, $.01 par value; 1,000,000 shares authorized, 3,250 issued
      and outstanding for 1998                                                                         33               -
   Common stock, $.01 par value, 20,000,000 shares authorized, 3,179,448
      and 2,838,450 shares issued for 1998 and 1997, respectively                                  31,795               28,385
   Additional paid-in capital                                                                  12,862,882            8,061,443
   Retained earnings (deficit)                                                                 (5,736,207)          (4,837,169)
                                                                                             ------------          -----------
                                                                                                7,158,503            3,252,659
    Less: treasury stock, 12,941 shares at cost                                                   (94,170)             (47,085)
                                                                                            -------------          -----------
                                                                                                7,064,333            3,205,574
                                                                                            -------------          -----------

                                                                                             $  7,400,284           $3,703,909
                                                                                             ============           ==========

                             See notes to financial statements.


                                Compu-DAWN, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   For the Three Months               For the Six Months
                                                                       Ended June 30,                   Ended June 30,
                                                              -----------------------------------------------------------------
                                                                    1998                 1997          1998               1997
                                                              --------------    --------------   --------------      ----------

REVENUES:
   Software sales                                                $   288,337      $     42,605      $   390,210      $    141,089
   Maintenance income                                                 80,594            72,280          145,680           159,597
                                                               -------------     -------------    -------------     -------------
                                                                     368,931           114,885          535,890           300,686
                                                                ------------      ------------    -------------     -------------

COSTS AND EXPENSES:
   Programming costs and expenses                                    160,108           125,188          283,646           202,025
   General and administrative expenses                               530,366           732,506          955,762         1,247,454
   Research and development                                          139,235            98,731          250,937           146,644
                                                                ------------     -------------     ------------     -------------
                                                                     829,709           956,425        1,490,345         1,596,123
                                                                ------------      ------------      -----------      ------------

(LOSS)  FROM  OPERATIONS                                            (460,778)         (841,540)        (954,455)       (1,295,437)
                                                                ------------      ------------     ------------       -----------

OTHER INCOME (EXPENSES):
   Interest and other income                                          45,335            43,689           66,122            45,031
   Interest expense                                                   (7,268)          (11,670)         (10,705)          (72,171)
   Non-recurring financing charge (Note 2)                              -           (1,557,050)           -            (1,557,050)
                                                              --------------       -----------    --------------      -----------
                                                                      38,067        (1,525,031)          55,417        (1,584,190)
                                                               -------------       -----------    -------------       -----------

(LOSS) BEFORE PROVISION (CREDIT) FOR
   INCOME TAXES                                                     (422,711)       (2,366,571)        (899,038)       (2,879,627)

   Provision (credit) for income taxes                               -                 -                 -                  -
                                                              --------------      -------------   --------------     -------------

NET (LOSS)                                                       $  (422,711)      $(2,366,571)     $  (899,038)      $(2,879,627)
                                                                 ===========       ===========      ===========       ===========

BASIC (LOSS) PER COMMON SHARE                                          $(.14)           $(1.23)           $(.31)           $(1.61)
                                                                       =====            ======            ======           ======

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES OUT-
   STANDING                                                        2,936,312         1,920,671        2,888,445         1,792,973
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

                                Compu-DAWN, Inc.
                 CONDENSED STATEMENTS OF CASH FLOWS Page 1 of 2
                       ----------------------------------
                                   (Unaudited)

                                                                                                   For the Six Months Ended
                                                                                                            June 30,
                                                                                                 ----------------------------
                                                                                                      1998             1997
                                                                                                 ---------------   ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                                 $    530,102      $    325,353
    Cash paid to suppliers and employees                                                           (1,530,131)       (1,409,395)
    Interest paid                                                                                     (10,705)           (3,411)
    Interest and other income received                                                                 66,122             5,229
                                                                                               --------------     -------------
    Net cash (utilized) by operating activities                                                      (944,612)       (1,082,224)
                                                                                                -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments of officer's loan                                                               -               69,247
    Purchase of fixed assets                                                                          (16,019)         (112,688)
    Payment of security deposits                                                                         -                 (581)
                                                                                                --------------    --------------
    Net cash (utilized) by investing activities                                                       (16,019)          (44,022)
                                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan (repaid to) received from officer                                                            (50,000)          400,000
    Repayment of promissory notes                                                                        -             (770,000)
    Payments for common stock and options acquired                                                       -              (34,710)
    Payments of capital lease obligations                                                              (2,782)           (3,783)
    Net proceeds from offering of shares                                                            4,743,462         5,625,874
    Proceeds from exercise of stock options                                                            14,335            69,900
                                                                                                 ------------     -------------
    Net cash provided by financing activities                                                       4,705,015         5,287,281
                                                                                                 ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           3,744,384         4,161,035

    Cash and cash equivalents, at beginning of year                                                 3,081,253           286,497
                                                                                                 ------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 6,825,637       $ 4,447,532
                                                                                                  ===========       ===========






                          See notes to these financial statements.



                                Compu-DAWN, Inc.
                 CONDENSED STATEMENTS OF CASH FLOWS Page 2 of 2
                       ----------------------------------
                                   (Unaudited)

                                                                                                       For the Six Months
                                                                                                          Ended June 30,
                                                                                                    ----------------------
                                                                                                     1998             1997
                                                                                                    --------         -------

RECONCILIATION OF NET (LOSS) TO NET CASH (UTILIZED)
    BY OPERATING ACTIVITIES:
      Net (loss)                                                                                    $(899,038)      $(2,879,627)
      Adjustments to reconcile net (loss) to net cash (utilized) by operating activities:
        Allowance for doubtful accounts                                                               -                   9,000
        Depreciation and amortization                                                                  41,406            61,583
        Deferred rent liability                                                                           162             7,044
        Compensatory stock                                                                             81,696           174,693
        Financing charge                                                                              -               1,557,050
      Changes in assets and liabilities:
        (Increase) in accounts receivable                                                             (41,687)          (14,066)
        (Increase) in prepaid expenses                                                                (17,386)         (154,202)
        (Decrease) increase in accounts payable and accrued expenses                                 (145,664)          117,568
        Increase in deferred revenue                                                                   35,899            38,733
                                                                                                  -----------    --------------

NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                         $(944,612)      $(1,082,224)
                                                                                                    =========       ===========

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

                 The accounting policies followed by the Company are set forth in Note 2 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1997. Specific reference is made to that report for a description of certain of the Company's securities and the notes to the financial statements included therein.

                 In the opinion of management, the accompanying unaudited interim condensed financial statements of Compu-DAWN, Inc., contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and the results of its operations for the six and three month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997.

                 The results of operations for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE   3   -     POTENTIAL TRANSACTION:

                 On April 22, 1998, the Company entered into an agreement to acquire an indirect 50% beneficial interest in Press-Loto, a Russian company which has the right to operate the first national on-line lottery in Russia pursuant to a license from the Russian Ministry of Finance to the Union of Journalists in Russia (the "Union"). The agreement provides that, at the closing, 40% of Press-Loto is to be owned by the Union and its charity with a private group holding a minority interest.

                                Compu-DAWN, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE   3   -     POTENTIAL TRANSACTION (Continued):

               The agreement provides that, at the closing, the Company will issue (i) 3,662,880 Common Shares, (ii) Convertible Redeemable Preferred Shares (the "Preferred Shares"), (iii) warrants (the "Warrants") to purchase 1,331,956 Common Shares at an exercise price of $10.00 per share and (iv) the right to receive 332,989 Common Shares (the "Performance Shares") based upon the attainment of performance thresholds.

               The Preferred Shares will be convertible into an aggregate maximum of 6,659,780 Common Shares, provided that income from the lottery business meets certain pre-tax levels of up to an aggregate of approximately $36 million over a period of not more than five years commencing on January 1, 1999 and ending on December 31, 2003. If such thresholds are not met within such period, the Company may redeem the unconverted Preferred Shares at a redemption price of $.01 per share.

               The closing of the transaction is subject to, among other things,
(i) a fairness opinion from an investment banking firm that the transaction is fair, from a financial viewpoint, to the Company's stockholders, (ii) stockholder approval, (iii) Nasdaq approval, and (iv) completion of additional due diligence satisfactory to the Company.

               Contemporaneously with the signing of the agreement, the Company agreed to make secured loans, aggregating up to $1,000,000, from time to time for the continued development of the lottery operations. Advances under the loan agreement were agreed to be made, subject to the terms and conditions of the loan agreement, in accordance with budgets that are acceptable to the Company. See Item 2 hereof ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Potential Transaction") for a discussion of the status of the transaction described in this Note 3.

N0TE   4    - PRIVATE PLACEMENT:

               On June 8, 1998, the Company completed a private offering of its securities, whereby it sold to the purchasers the following:

                 (a) 3,250  shares  of  the   Company's   series  A  convertible
                     preferred stock, par value $.01 per share (the "Series A Preferred Stock"), which shares are convertible into Common Shares of the Company (maximum of 650,000 shares, subject to adjustment under certain circumstances);

                 (b) 327,103 Common Shares of the Company; and

                 (c) warrants to acquire an aggregate of 90,207 Common Shares at
                     an  exercise   price  of  $8.025  per  share,   subject  to
                     adjustment under certain circumstances.

                 The aggregate purchase price for the foregoing securities was $50,000; net proceeds from this private placement aggregated approximately $4,743,000.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

INTRODUCTION:

            The Company was incorporated in the State of New York on June 30, 1983 under the name of Coastal Computer Systems, Inc. The Company was reincorporated in the State of Delaware under its present name, Compu-DAWN, Inc., on October 18, 1996. The Company is engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems for the law enforcement and public safety industry.

            Historically, the Company's products have been marketed and sold predominantly in the State of New York.

            The Company generates revenues from the granting of nonexclusive, nontransferable and non- assignable licenses to use software it has developed, through fixed price contracts. Revenues from such fixed price contracts are recognized using the percentage of completion method of accounting. The Company retains title to the software and warrants that it will provide technical support and repair any defects in the software at no charge. The warranty period for each contract is negotiated individually, with the periods ranging from 90 days to three years. To date, repair costs have been minimal and, therefore, the Company has not had to establish a reserve for warranty costs.

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

            The Company has also entered into a contract to acquire an indirect 50% beneficial interest in Press-Loto, a Russian limited liability company which has the right to operate the first national on-line lottery in Russia. The lottery has not begun operations and the Company cannot predict the performance of the lottery. See Item 2 hereof ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Potential Transaction") for a further description and discussion of the status of this transaction.

            The financial information presented herein includes: (i) condensed balance sheets as of June 30, 1998 and December 31, 1997; (ii) condensed statements of operations for the six and three month periods ended June 30, 1998 and 1997; and (iii) condensed statements of cash flows for the six month periods ended June 30, 1998 and 1997.

RESULTS OF OPERATIONS:

            Revenues

            Revenues  for the six  months  ended  June 30,  1998  were  $535,890 compared to $300,686 for the six months ended June 30, 1997, an increase of approximately 78%. Revenues for the three months ended June 30, 1998 were $368,931 as compared to $114,885 for the comparable period of the prior year, an increase of approximately 220%. These increases were primarily a result of increases in sales of software which was offset by a decrease in maintenance income when comparing the six month periods and which reflected only a slight increase when comparing the three month periods.

            Despite the aforementioned increases, to date the Company has not generated significant revenues.

            However, management believes that through the funds obtained in its initial offering (see discussion below) for product enhancement, marketing and the introduction of new products, the Company will be able to increase revenues from software sales and maintenance over the long-term. Such projects include, among other things, the revising of computer-aided dispatching (CAD) and visual computer-aided dispatching (V-CAD) which provides for visual graphic interface and wireless mobile technology. Backlog at June 30, 1998 aggregated approximately $450,000.

            As discussed above, the lottery has not commenced operations and although the Company expects that the lottery will generate revenues after operations are commenced and after the acquisition is closed, of which it can give no assurance, it cannot predict the timing or amount of such revenues, if any. See "Potential Transaction" included within this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            Costs and Expenses

            Total costs and expenses for the six month period ended June 30, 1998 aggregated $1,490,345 as compared to $1,596,123 for the corresponding period of the prior year, a decrease of approximately 6.6%. For the comparable three month periods ended June 30, 1998 and 1997, total costs decreased to $829,709 from $956,425, a decrease of approximately 13%. The costs, for both periods, were primarily related to personnel, the costs related to enhancing current products, rent expense for the Company's premises and research and development costs incurred to establish new products.

            For the six and three month periods ended June 30, 1998, total costs and expenses included $130,196 and $74,229, respectively, which were related to the potential lottery business described below and which were therefore unrelated to the core software business.

INCOME (LOSS):

            For the six months ended June 30, 1998, the Company had a net loss of $899,038 ($.31 per share) as compared to a net loss of $2,879,627 ($1.61 per share) for the six months ended June 30, 1997. For the three months ended June 30, 1998, the Company had a net loss of $422,711 ($.14 per share) as compared to a net loss of $2,366,571 ($1.23 per share) for the corresponding period of the prior year.

            The losses for all periods are principally due to the fact that the Company has yet to produce significant revenues as mentioned above. The losses for the 1997 periods were also increased by the non-recurring financing charge of $1,557,050 which is described in Note 2 of notes to the condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

            In June 1997, the Company completed an initial public offering of its Common Shares. The Company sold 1,380,000 of its Common Shares at a price of $5.00 per share and realized net proceeds of approximately $5,626,000.

            In June 1998, the Company completed a private placement of securities. The Company sold 3,250 Preferred Units (consisting, in the aggregate, of 3,250 shares of Series A Preferred Stock and warrants to acquire 57,497 Common Shares) at a price of $1,000 per unit and 1,750 Common Units (consisting, in the aggregate, of 327,103 Common Shares and warrants to acquire 32,710 Common Shares) also at a price of $1,000 per unit. From this private placement, the Company realized net proceeds of approximately $4,743,000. See
Item 2 of Part II hereof ("Changes in Securities and Use of Proceeds Recent Sales of Unregistered Securities.")

            At June 30, 1998, the Company had working capital of $6,821,668, a current ratio of 24.8:1 and a debt to net worth ratio of less than .1:1. At its year ended December 31, 1997, the Company had working capital of $2,908,884, a current ratio of 8.3:1 and a debt to net worth ratio of .1:1. The improvement in the Company's liquidity and capital resources was primarily due to the successful private placement of securities mentioned above.

CASH FLOWS:

            For the six months ended June 30, 1998, the Company utilized cash for operating activities of approximately $945,000 primarily to pay suppliers and employees. For the corresponding period of the prior year, the Company used cash for operating activities of approximately $1,082,000.

            The Company utilized cash of approximately $16,000 during the six months ended June 30, 1998 for investing activities primarily to acquire fixed assets.

            For the six months ended June 30, 1998, the Company's financing activities provided cash of approximately $4,705,000 primarily due to the aforementioned private placement. For the corresponding period of the prior year, the Company generated cash from financing activities of approximately $5,287,000 primarily due to its initial public offering.

POTENTIAL TRANSACTION:

            On April 22, 1998, the Company entered into an agreement (the "Merger Agreement") to acquire an indirect 50% beneficial interest in Press-Loto, a Russian company which has the right to operate the first national on-line lottery in Russia pursuant to a license (the "Lottery License") from the Russian Ministry of Finance to the Union of Journalists in Russia (the "Union"). The Merger Agreement provides that, at the time of the closing, 40% of Press-Loto is to be owned by the Union and its charity with a private group holding a minority interest. The transaction is structured as a merger (the "Merger"), pursuant to which Rugby Acquisition Corp. ("RAC"), a wholly-owned subsidiary of the Company, is to merge into Rugby National Corp. ("Rugby") with Rugby as the surviving entity and a wholly-owned subsidiary of the Company. At the time of closing, Rugby is to directly own 50% of Press-Loto.

            The Merger Agreement provides that, at the closing, the Company will issue (i) 3,662,880 Common Shares (ii) Convertible Redeemable Preferred Shares (the "Preferred Shares"), (iii) warrants (the "Warrants") to purchase 1,331,956 Common Shares at an exercise price of $10.00 per share and (iv) the right to receive 332,989 Common Shares (the "Performance Shares") based upon the attainment of certain performance thresholds.

            The Preferred Shares will be convertible into an aggregate maximum of 6,659,780 Common Shares, provided that income from the lottery business meets certain pre-tax levels of up to an aggregate of approximately $36 million over a period of not more than five years commencing on January 1, 1999 and ending on December 31, 2003. If such thresholds are not met within such period, the Company may redeem the unconverted Preferred Shares at a redemption price of $.01 per share.

            Contemporaneously with the signing of the agreement, the Company agreed to make secured loans to Rugby, aggregating up to $1,000,000, from time to time for the continued development of the lottery operations. Advances under the loan agreement were agreed to be made subject to the terms and conditions of the loan agreement, in accordance with, budgets that are acceptable to the Company. The loan agreement further provides that the Company is to advance up to $100,000 provided certain conditions were met, and more than $100,000 if additional conditions were met. Certain of those additional conditions have not been met to date.

            The respective parties' obligations to consummate the Merger is subject to a number of conditions which must be met by August 31, 1998 or waived by the particular party. The conditions to the Company's obligations to consummate the transaction, include, among others: (i) the approval of the Merger and the Merger Agreement by the stockholders of the Company; (ii) the continuing accuracy of the representations and warranties, and compliance with all covenants and obligations, of Rugby and Harvey Weinstein, the sole shareholder of Rugby, as set forth in the Merger Agreement; (iii) the obtaining of all consents, licenses and permits required from third parties, including state regulatory agencies and Nasdaq; (iv) receipt by the Company of opinions of counsel with respect to certain legal matters; (v) receipt by the Company of satisfactory evidence that the lottery license is in full force and effect; (vi) the receipt by the Company of certain financial statements of Rugby and Press-Loto; (vii) receipt by the Company of an opinion from its tax counsel to the effect that the Merger shall not result in the Company, Rugby or RAC being required to recognize income for income tax purposes; (viii) receipt by the Company of an opinion of an investment banker acceptable to it to the effect that the transactions contemplated by the Merger Agreement are fair from a financial viewpoint to the stockholders of the Company; (ix) receipt by the Company's of a "cold comfort" letter from a certified public accountant and (x) the completion of additional due diligence reasonably satisfactory to the Company.

            Based on a number of factors,  the Company does not anticipate  that all of these conditions will be met by August 31, 1998. By that date, it does not seem probable that, among other things, (i) the Company will receive the required financial statements of Rugby and its predecessors and affiliates, (ii) certain representations and warranties of Rugby and Harvey Weinstein will be accurate, including, without limitation (a) that the capitalization of Press-Loto will be structured so that the Union and its charity will own 40% and Rugby will own 50% of Press-Loto and (b) the appropriate agreements between the lottery terminal hardware and software provider and Rugby will be in place. Moreover, because the Company has not received the required financial statements and certain other information it has been unable to file and distribute the necessary proxy materials in connection with obtaining stockholder approval of the Merger and the Merger Agreement. Additionally, the Company believes that it will be unable to obtain a fairness opinion from an investment banking firm regarding the Merger as currently structured, due to, among other things, the timing of the issuance of the consideration in the Merger compared to the currently perceived timing and amount of the Company's return of investment from the lottery business. The Company's estimate on its return on investment is based, in part, on the Company's anticipation of the future performance of the lottery business determined from facts currently known to the Company and information provided to it by Rugby and its affiliates. The Company cannot give any assurance as to when lottery operations will commence in Russia, how the lottery operations will perform, or the amount of revenues, if any, the Company will receive from Russian lottery operations. Furthermore, the Company's anticipation and belief of future performance of the lottery operations may change based on factors revealed by the Company's ongoing due diligence and political and economic developments in Russia.

            In addition to the foregoing, since the Merger Agreement was executed, the Company, as a result of ongoing due diligence efforts, has become aware of (i) what it perceives to be greater political instability and uncertainty in Russia, (ii) proposed new legislation regarding lottery licenses, the status of which is presently unclear to the Company, and (iii) the presence of other licenses for national lotteries previously unknown to the Company, among other things. The Company believes that these factors could negatively impact the Company's return on investment, if any, from the lottery business. In the Company's view, these circumstances, among other things, reflect unsatisfactory due diligence investigation results to date. As mentioned above, reasonably satisfactory results to the Company's due diligence investigation is a condition to the Company's obligation to close.

            Although the Company is ready, willing and able to fulfill its obligations under the Merger Agreement, the Company does not currently intend to close the Merger if all of the conditions to its obligations to close are not satisfied on a timely basis. If the transaction does not close, the Company intends to explore an alternative transaction with Rugby or its affiliates to operate the Russian lottery business on terms and conditions which are in the best interests of the Company and its stockholders. Currently, no alternative structure has been proposed and neither the Company nor any other party to the Merger is obligated to explore any alternative structure.

            Based on the lack of progress to date in satisfying the Company's conditions precedent to closing, it is not probable that the Merger will be completed.

OTHER:

            The Company believes that the net proceeds from the initial public offering, the private placement and funds expected to be generated from operations will be sufficient for at least the ensuing 12 month period.

FORWARD LOOKING STATEMENTS:

            Except for historical information contained herein, the matters set forth above may contain forward looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward looking statements. Potential risks and uncertainties include such factors as the level of spending by law enforcement and public safety agencies for computer application software and hardware, the competitive environment within the industry, the ability of the Company to expand its operations, the competency required, and experience, of management to effectuate the Company's business plan, the level of costs incurred in connection with the Company's planned expansion efforts, economic conditions in the industry and the financial strength of the Company's customers and suppliers, and the closing of the Merger to acquire an indirect 50% beneficial interest in Press-Loto and attendant risks such as political and economic uncertainty and instability in Russia, the loss or nonrenewal of the lottery license, the issuance of competitive on-line national lottery licenses in Russia, changes in legislation or rules regarding lottery licenses and operations in Russia, currency value fluctuation, restrictions in transferring money out of Russia and difficulties in enforcing legal rights in Russia.

PART II.       OTHER INFORMATION
ITEM 2   -     Changes in Securities and Use of Proceeds.

Recent sales of unregistered Securities

            The Company sold the following unregistered securities during the period covered by this report.

            Effective as of May 31, 1998, the Company sold, pursuant to a Securities Purchase Agreement, (i) 3,250 Preferred Units, consisting of an aggregate of 3,250 shares of Series A Preferred Stock and warrants to acquire an aggregate of 54,497 Common Shares, to JNC Opportunity Fund, Ltd. and (ii) 1,750 Common Units, consisting of an aggregate of 327,103 Common Shares and warrants to acquire an aggregate of 32,710 Common Shares, to JNC Strategic Fund, Ltd. The Company received gross proceeds of $1,000 for each Preferred Unit and each Common Unit, or an aggregate of $5,000,000, in cash. In connection with the closing of the private placement, the Company agreed to pay HNY Associates, LLC an agency fee of $200,000, or four percent of the gross proceeds.

            The shares of Series A Preferred Stock are convertible into Common Shares, on or after the earlier of (i) October 3, 1998 or (ii) the effective date of a registration statement covering the resale of Common Shares issued in the private placement or issuable upon conversion of the Series A Preferred Stock and exercise of the warrants, at a conversion price equal to the lesser of
(x) 85% (subject to reduction under certain circumstances) of the average of the five lowest closing bid prices for the Common Shares during the 25 consecutive trading days preceding the date of conversion and (y) $8.025 per share, subject to adjustment as provided for in the Securities Purchase Agreement; however, the conversion price cannot be less than $5.00 per share, subject to adjustment as provided for in the Securities Purchase Agreement. Notwithstanding the foregoing, the shares of Series A Preferred Stock are not convertible into Common Shares to the extent such conversion would violate the rules of the National Association of Securities Dealers, Inc. (the "NASD") discussed below. The Series A Preferred Stock ranks prior to the Company's Common Shares and any class or series of capital stock of the Company hereafter created (unless agreed otherwise by the holders of the Series A Preferred Stock in accordance with the provisions of the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock). The holders of the Series A Preferred Stock are not entitled to receive any dividends thereon; however, a 5% premium is payable in connection with any conversion, redemption or liquidation.

            The warrants to purchase, in the aggregate, 90,207 Common Shares (the "Warrants") are exercisable at a price of $8.025 per share, subject to adjustment as provided in the Warrants, for a period of five years expiring on May 31, 2003.

            Rule 4310(c)(25)(H) of the NASD (the "NASD Rule") requires stockholder approval for the issuance of Common Shares in a transaction involving the sale or issuance by the issuer of Common Shares (or securities convertible into or exercisable for Common Shares) equal to 20% or more of the Common Shares or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. Pursuant to the Securities Purchase Agreement, the Company has agreed to seek such approval of its stockholders as may be required to ratify the issuance of the Common Shares issued in the private placement and to issue all of the Common Shares issuable upon conversion of the Series A Preferred Stock (the "Conversion Shares") or exercise of the Warrants without violating the NASD Rule.

            In the event the Company does not receive approval by the stockholders to issue Conversion Shares without violating the NASD Rule, any holder of shares of Series A Preferred Stock who is prohibited from converting shares of Series A Preferred Stock because the issuance of Conversion Shares would exceed the permissible amount provided for under the NASD Rule may elect
(i) to require the Company to redeem from such holder those shares of Series A Preferred Stock for which the Company is unable to issue Conversion Shares due to the foregoing at a price per share of Series A Preferred Stock generally equal to the number of Conversion Shares into which such shares of Series A Preferred Stock would be convertible multiplied by a price based on the market value of the Company's Common Shares (ii) to require, with the consent of holders of at least 50% of the outstanding Series A Preferred Stock (including any Series A Preferred Stock held by the requesting holder), the Company to terminate the listing of its Common Shares on The Nasdaq Stock Market and to cause its Common Shares to be eligible for trading on the over-the-counter electronic bulletin board or (iii) to require the Company to issue Common Shares in accordance with the holder's notice of conversion at a conversion price equal to the greater of (x) the closing bid price of the Common Shares and (y) the book value per Common Shares, each in effect as of the date of the holder's written notice to the Company of its election to receive Common Shares.

            The private placement was a private transaction not involving public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended, (the "Securities Act"), pursuant to Section 4(2) thereof and Regulation D, Rule 506 promulgated thereunder. The Company determined that JNC Opportunity Fund, Ltd. and JNC Strategic Fund, Ltd. were "accredited investors," as such term is defined in Regulation D." The certificates evidencing the Common Shares, the shares of Series A Preferred Stock and the warrants issued in the private placement bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

Use of Proceeds from Initial Public Offering.

            The Company's Registration Statement of Form SB-2 (Registration No. 333-18667), covering the issuance of 1,380,000 Common Shares, (including 180,000 Common Shares covering overallotments), at $5.00 per share, or an aggregate of $6,900,000 (including overallotment proceeds), was declared effective on June 10, 1997. The offering, which was underwritten on a firm commitment basis, and the overallotment, closed on June 16 and June 24, 1997, respectively. The managing underwriter of the offering was E.C. Capital Ltd.

            The following is a breakdown of the Company's use of the proceeds from, and expenses incurred in connection with, the offering, through June 30, 1998:

            Offering:
                 Gross proceeds (including over-allotment)                          $6,900,000
                 Underwriting discounts and commissions (1)                           (690,000)
                 Expenses paid directly to underwriter                                (322,500)
                 Other expenses (1)                                                   (261,626)
                                                                                  ------------
                 Net proceeds                                                       $5,625,874
                                                                                    ==========

                                       14

               Use of Proceeds Through June 30, 1998:
                 Product enhancement and development (1)(3)                        $ 1,585,000
                 Repayment of indebtedness (2)                                         770,000
                 Marketing and advertising (1)(3)                                      410,000
                 Hiring/training personnel (1)(3)                                      135,000
                 Equipment purchases (1)(3)                                            225,000
                  Working capital (3)(4)                                               704,000
                 Unused proceeds                                                     1,796,874
                                                                                   -----------
                                                                                    $5,625,874
                                                                                   ============

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

               (3) Approximate.

               (4) Used for general operating activities.

               To date, the use of proceeds does not represent any material changes from the use of proceeds described in the prospectus.

ITEM 6   -     Exhibits and Reports on Form 8-K.

(a)    Exhibits

       Exhibit 3.1 -     Articles of Incorporation of the Company*
       Exhibit 3.2 -     Certificate of Designations, Preferences and Rights of
                         Series A Convertible Preferred Stock, filed with the
                         Secretary of State of the State of Delaware on
                         June 5, 1998.
       Exhibit 3.3 -     By-Laws of the Company*
       Exhibit 10.1 -    Agreement and Plan of Merger dated as of April 22, 1998
                         among the Company, Rugby Acquisition Corp., Rugby
                         National Corp. and Harvey Weinstein
       Exhibit 10.2 -    Loan and Security  Agreement dated as of April 22, 1998
                         between the Company and Rugby National Corp.
       Exhibit 10.3-     Stock Purchase Agreement dated as of May 31, 1998
                         between the Company, and JNC Opportunity Fund, Ltd. and
                         JNC Strategic Fund, Ltd.
       Exhibit 10.4 -    Registration  Rights Agreement dated as of May 31, 1998
                         between  the  Company and JNC Opportunity  Fund, Ltd.
                         and JNC Strategic Fund, Ltd.
       Exhibit 11 -      Computation of Earnings Per Share
       Exhibit 27 -      Financial Data Schedule

(b)     Reports on Form 8-K

        (a)    Event dated April 22, 1998 - Items 5 and 7.

        (b)    Event dated April 23, 1998 - Item 5.

        (c)    Event dated June 8, 1998 - Items 5 and 7.

----------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-18667.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Compu-DAWN, Inc.


Dated:     August 14, 1998                   By:    /s/ Mark Honigsfeld
                                                   --------------------
                                                   Chairman of the Board,
                                                   Chief Executive Officer and
                                                   Chief Accounting Officer