Form 10QSB
period 1998-09-30
COMPU DAWN INC
filed 1998-11-03
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of October 26, 1998: 2,839,404


     Transitional Small Business Disclosure Format (check one):
Yes          No    X

                                Compu-DAWN, Inc.


                                    - INDEX -



                                                                                                                  Page



PART I           Financial Information

                                                                      >
       Condensed Balance Sheets - September 30, 1998 and December 31, 1997                                           3
       Condensed Statements of Operations - Three and Nine Months Ended
       September 30, 1998 and 1997                                                                                   4

       Condensed Statements of Cash Flows - Nine Months Ended September 30,
       1998 and 1997                                                                                                 5

       Notes to Condensed Financial Statements                                                                       7

       Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                                                10


PART II          Other Information



       Item 2 - Changes in Securities and Use of Proceeds                                                           14

       Item 5 - Other Information                                                                                   14

       Item 6 - Exhibits and Reports on Form 8-K                                                                    15


SIGNATURES                                                                                                          16


                          PART I. Financial Information
ITEM 1.    Financial Statements

                                Compu-DAWN, Inc.
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -
                                                                                              September 30,         December 31,
                                                                                                 1998                1997
                                                                                               (Unaudited)

CURRENT ASSETS:
   Cash                                                                                      $  6,407,365            $3,081,253
   Accounts receivable, net of allowances for doubtful accounts of $13,635
      for 1998 and 1997                                                                           117,725               72,454
   Prepaid expenses                                                                               104,268              121,802
   Income tax refund receivable                                                                   -                     29,868
                                                                                              -----------            ---------
TOTAL CURRENT ASSETS                                                                            6,629,358            3,305,377
                                                                                              -----------            ---------

FIXED ASSETS - NET                                                                                237,424              278,737
                                                                                              -----------            ---------

OTHER ASSETS:
   Deferred compensation                                                                          -                     98,270
   Security deposits                                                                               21,525               21,525
                                                                                              -----------            ---------
                                                                                                   21,525              119,795
                                                                                              -----------            ---------

                                                                                             $  6,888,307           $3,703,909
                                                                                             ============           ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                     $     31,936          $   278,722
   Deferred revenue                                                                                27,898               12,000
   Current portion of note payable - officer                                                       75,000              100,000
   Capitalized lease payable - current                                                              6,427                5,771
                                                                                             ------------           ----------
TOTAL CURRENT LIABILITIES                                                                         141,261              396,493
                                                                                             ------------           ----------

NON-CURRENT LIABILITIES:
   Note payable - officer                                                                         -                     50,000
   Capitalized lease payable                                                                       17,565               22,440
   Deferred rent liability                                                                         29,644               29,402
                                                                                             ------------          -----------

                                                                                                   47,209              101,842
                                                                                             ------------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Notes 2 and 4):
   Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series A Convertible Preferred; 3,250 shares issued and outstanding for 1998                     33               -
      Series B Convertible Preferred; 1,750 shares issued and outstanding for 1998                     17               -
   Common stock, $.01 par value, 20,000,000 shares authorized, 3,179,448
      and 2,838,450 shares issued for 1998 and 1997, respectively                                  31,795               28,385
   Additional paid-in capital                                                                  13,397,783            8,061,443
   Retained earnings (deficit)                                                                 (6,104,079)          (4,837,169)
                                                                                             ------------          -----------
                                                                                                7,325,549            3,252,659
   Less: treasury stock, 340,044 and 8,561 shares at cost, for 1998 and
       1997, respectively                                                                        (625,712)             (47,085)
                                                                                             ------------          -----------
                                                                                                6,699,837            3,205,574
                                                                                             ------------          -----------

                                                                                             $  6,888,307           $3,703,909
                                                                                             ============          ===========

                             See notes to financial statements.

                                Compu-DAWN, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             For the Three Months              For the Nine Months
                                                                                Ended September 30,            Ended September 30,
                                                                          -----------------------------    -------------------------
                                                                  1998                 1997          1998               1997
                                                               -------------    --------------   --------------   ---------------

REVENUES:
   Software sales                                                $   320,964      $     46,303      $   711,174      $    187,392
   Maintenance income                                                 59,275            76,650          204,955           236,247
                                                               -------------     -------------    -------------     -------------
                                                                     380,239           122,953          916,129           423,639
                                                               -------------      ------------    -------------     -------------

COSTS AND EXPENSES:
   Programming costs and expenses                                    111,877           187,053          395,523           389,078
   General and administrative expenses                               256,382           420,479        1,212,144         1,667,933
   Research and development                                          130,789           301,173          381,726           447,817
                                                                ------------     -------------     ------------     -------------
                                                                     499,048           908,705        1,989,393         2,504,828
                                                                ------------      ------------      -----------     -------------

(LOSS)  FROM  OPERATIONS                                            (118,809)         (785,752)      (1,073,264)       (2,081,189)
                                                                ------------      ------------      -----------     -------------

OTHER INCOME (EXPENSES):
   Interest and other income                                          55,124            62,028          121,246           107,059
   Interest expense                                                   (7,235)           (4,941)         (17,940)          (77,112)
   Loss due to terminated investment transaction (Note 3)           (296,952)          -               (296,952)          -
   Non-recurring financing charge (Note 2)                           -                 -                 -             (1,557,050)
                                                                ------------     -------------     -------------     -------------
                                                                    (249,063)           57,087         (193,646)       (1,527,103)
                                                                ------------     -------------     ------------      ------------

(LOSS) BEFORE PROVISION FOR INCOME
    TAXES                                                           (367,872)         (728,665)      (1,266,910)       (3,608,292)

   Provision  for income taxes                                       -                 -                 -                  -
                                                                 -----------      ------------     ------------       -----------

NET (LOSS)                                                       $  (367,872)      $  (728,665)     $(1,266,910)      $(3,608,292)
                                                                 ===========       ===========      ===========       ===========

BASIC (LOSS) PER COMMON SHARE                                          $(.12)            $(.23)           $(.42)           $(1.74)
                                                                       =====             =====            ======           ======

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                                     3,148,730         3,120,112        2,988,978         2,077,757
                                                                   =========         =========        =========         =========






                       See notes to financial statements.


                                Compu-DAWN, Inc.
                 Page 1 of 2 CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)
                                                                                                  For the Nine Months Ended
                                                                                                         September 30,
                                                                                                     1998             1997
                                                                                              ---------------   ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                                 $    886,786      $    490,146
    Cash paid to suppliers and employees                                                           (2,321,943)       (2,373,310)
    Interest paid                                                                                     (17,940)           (4,941)
    Interest and other income received                                                                121,216            45,369
    Income taxes paid                                                                                  (2,775)           -
                                                                                              ----------------------------------
    Net cash (utilized) by operating activities                                                    (1,334,656)       (1,842,736)
                                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments of officer's loan                                                            -                  69,247
    Purchase of fixed assets                                                                          (21,186)         (210,842)
                                                                                              ---------------   ---------------
    Net cash (utilized) by investing activities                                                       (21,186)         (141,595)
                                                                                               --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan (repaid to) received from officer                                                            (75,000)          375,000
    Repayment of promissory notes                                                                     -                (770,000)
    Payments for common stock and options acquired                                                    -                 (34,710)
    Payments of capital lease obligations                                                              (4,219)           (9,021)
    Net proceeds from initial public offering                                                         -               5,625,874
    Net proceeds from private placement                                                             4,741,837          -
    Proceeds from exercise of stock options                                                            19,336            69,900
                                                                                               --------------    --------------
    Net cash provided by financing activities                                                       4,681,954         5,257,043
                                                                                                 ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           3,326,112         3,237,712

    Cash and cash equivalents, at beginning of year                                                 3,081,253           286,497
                                                                                                 ------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 6,407,365       $ 3,524,209
                                                                                                  ===========       ===========












                       See notes to financial statements.


                                Compu-DAWN, Inc.
                 CONDENSED STATEMENTS OF CASH FLOWS Page 2 of 2
                       ----------------------------------
                                   (Unaudited)

                                                                                                         For the Nine Months
                                                                                                         Ended September 30,
                                                                                                     1998             1997
                                                                                                   --------           ------

RECONCILIATION OF NET (LOSS) TO NET CASH (UTILIZED)
    BY OPERATING ACTIVITIES:
      Net (loss)                                                                                  $(1,266,910)      $(3,608,292)
      Adjustments to reconcile net (loss) to net cash (utilized) by operating activities:
        Allowance for doubtful accounts                                                               -                   9,000
        Depreciation and amortization                                                                  62,499            81,063
        Deferred rent liability                                                                           242             6,210
        Compensatory stock                                                                            -                 372,144
        Deferred compensation                                                                          98,270           -
        Financing charge                                                                              -               1,557,050
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                                    (45,271)           12,586
        Decrease (increase) in prepaid expenses                                                        47,403          (235,394)
        (Decrease) in accounts payable and accrued expenses                                          (246,787)          (90,659)
        Increase in deferred revenue                                                                   15,898            18,556
                                                                                               --------------    --------------

NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                       $(1,334,656)      $(1,842,736)
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

                 In the opinion of management, the accompanying unaudited interim condensed financial statements of Compu-DAWN, Inc., contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997.

                 The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


NOTE   3  -      TERMINATION OF INVESTMENT TRANSACTION:

                 On April 22, 1998, the Company entered into an agreement to acquire an indirect 50% beneficial interest in Press-Loto, a Russian company which has the right to operate the first national on-line lottery in Russia pursuant to a license from the Russian Ministry of Finance to the Union of Journalists of Russia (the "Union"). The agreement provided that, at the closing, 40% of Press- Loto was to be owned by the Union and its charity with a private group holding a minority interest.

                                Compu-DAWN, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE   3  -      TERMINATION OF INVESTMENT TRANSACTION (Continued):

                 On September 1, 1998, the Company issued a press release announcing that it had terminated the aforementioned agreement after conditions to close, which were required by the Company, were not satisfied by August 31, 1998, the date by which those conditions had to be fulfilled under the agreement.

                 In accordance with the termination of the agreement, the Company has written off all costs incurred regarding this transaction during the current period, aggregating approximately $297,000.


NOTE   4   -     PRIVATE PLACEMENT:

                 On June 5, 1998,  the Company  completed a private  offering of
                 its   securities,   whereby  it  sold  to  the  purchasers  the
                 following:

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

                 The aggregate purchase price for the foregoing securities was $5,000,000; net proceeds from this private placement aggregated approximately $4,742,000.

                 On September 25, 1998, pursuant to a Securities Exchange Agreement between the Company and the purchasers, the Company issued to the purchasers 1,750 shares of Series B convertible preferred stock, par value $.01 per share (the "series B preferred shares"), in exchange for the 327,103 shares of common stock previously issued. Subject to certain adjustments, the Series B preferred shares (1,750) are convertible into 327,103 common shares.


NOTE   5  -      SUBSEQUENT EVENT:

                 In October 1998, the Company loaned an aggregate of $1,000,000 to LocalNet Communications, Inc. ("LocalNet"), an unaffiliated Florida corporation in the telecommunications and internet services marketing business. LocalNet signed 12%, one (1) year secured promissory notes due in October 1999, at which time all interest and principal is payable. The notes are secured by a collateral interest in all of LocalNet's tangible and intangible assets and a pledge of the common stock owned by its Chief Executive Officer and the Chairman of its Board, which represents a 63.1% ownership interest in LocalNet, in the aggregate.

                 Concurrently, LocalNet and its Chief Executive Officer and Chairman (having an aggregate ownership interest of 63.1%) have each granted the Company a right of first refusal to acquire LocalNet, or their equity interests in LocalNet, as the case may be, for a term expiring 90 days after the loan is repaid.

                                Compu-DAWN, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 -         SUBSEQUENT EVENT(Continued):

                 The Company and LocalNet also entered into a five (5) year consulting agreement which provides for Compu-DAWN to perform certain management consulting services for LocalNet. Under the Consulting Agreement, the Company will, among other things, act as LocalNet's exclusive agent to find and negotiate telecommunication services and reseller agency arrangements for LocalNet.

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

               During the current quarter the Company terminated a contract to acquire an indirect 50% beneficial interest in Press-Loto, a Russian limited liability company which has the right to operate the first national on-line lottery in Russia. See more detailed discussion below ("Termination of Potential Investment Transaction") for a further description.

               The financial information presented herein includes: (i) condensed balance sheets as of September 30, 1998 and December 31, 1997; (ii) condensed statements of operations for the three and nine month periods ended September 30, 1998 and 1997; and
               (iii) condensed statements of cash flows for the nine month periods ended September 30, 1998 and 1997.

               RESULTS OF OPERATIONS:

               Revenues

               Revenues for the nine months ended September 30, 1998 were $916,129 compared to $423,639 for the nine months ended September 30, 1997, an increase of approximately 116%. Revenues for the three months ended September 30, 1998 were $380,239 as compared to $122,953 for the comparable period of the prior year, an increase of approximately 209%. These increases were primarily a result of increases in sales of software which was offset by a decrease in maintenance income when comparing the nine and three month periods.

               Despite the aforementioned increases, to date the Company has not generated significant revenues.

               However, management believes that through the funds obtained in its initial offering and recent private placement (see discussion below) for product enhancement, marketing, the introduction of new products and working capital, the Company will be able to increase revenues from software sales and maintenance over the long-term. Such projects include, among other things, the revising of computer-aided dispatching (CAD) and visual computer-aided dispatching (V-CAD) which provides for visual graphic interface and wireless mobile technology. Backlog at September 30, 1998 aggregated approximately $474,000.

               Costs and Expenses

               Total costs and expenses for the nine-month period ended September 30, 1998 aggregated $1,989,393 as compared to $2,504,828 for the corresponding period of the prior year, a decrease of approximately 20.6%. For the comparable three month periods ended September 30, 1998 and 1997, total costs decreased to $499,048 from $908,705, a decrease of approximately 45%. The costs, for both periods, were primarily related to personnel, the costs related to enhancing current products, rent expense for the Company's premises and research and development costs incurred to establish new products.

               For the nine and three month periods ended September 30, 1998, total costs and expenses included approximately $297,000 which were written off upon the termination of the investment transaction with Press-Loto as described below.

               Income (Loss):

               For the nine months ended September 30, 1998, the Company had a net loss of $1,266,910 ($.42 per share) as compared to a net loss of $3,608,292 ($1.74 per share) for the nine months ended September 30, 1997. For the three months ended September 30, 1998, the Company had a net loss of $367,872 ($.12 per share) as compared to a net loss of $728,665 ($.23 per share) for the corresponding period of the prior year.

               The losses for all periods are principally due to the fact that the Company has yet to produce significant revenues as mentioned above. The losses for 1997 were also increased by the non-recurring financing charge of $1,557,050 which is related to the promissory notes described in Note 2 of notes to the condensed financial statements.

               LIQUIDITY AND CAPITAL RESOURCES:

               In June 1997, the Company completed an initial public offering of its Common Shares. The Company sold 1,380,000 of its Common Shares at a price of $5.00 per share and realized net proceeds of approximately $5,626,000.

               In June 1998, the Company completed a private placement of securities. The Company sold 3,250 Preferred Units (consisting, in the aggregate, of 3,250 shares of Series A Preferred Stock and warrants to acquire 57,497 Common Shares) at a price of $1,000 per unit and 1,750 Common Units (consisting, in the aggregate, of 327,103 Common Shares and warrants to acquire 32,710 Common Shares) also at a price of $1,000 per unit. From this private placement, the Company realized net proceeds of approximately $4,742,000.

               On September 25, 1998, pursuant to a securities exchange agreement between the Company and the purchasers, the Company issued 1,750 shares of Series B convertible preferred stock in exchange for the 327,103 common shares previously issued. Subject to certain adjustments, the Series B Preferred Shares are convertible into an aggregate of 327,103 common shares.

               At September 30, 1998, the Company had working capital of $6,488,097, a current ratio of 46.9:1 and a debt to net worth ratio of less than .1:1. At its year ended December 31, 1997, the Company had working capital of $2,908,884, a current ratio of 8.3:1 and a debt to net worth ratio of .1:1. The improvement in the Company's liquidity and capital resources was primarily due to the successful private placement of securities mentioned above.

               CASH FLOWS:

               For the nine months ended September 30, 1998, the Company utilized cash for operating activities of approximately $1,335,000 primarily to pay suppliers and employees. For the corresponding period of the prior year, the Company used cash for operating activities of approximately $1,843,000.

               The Company utilized cash of approximately $21,000 and $142,000 during the nine months ended September 30, 1998 and 1997, respectively, for investing activities primarily to acquire fixed assets.

               For the nine months ended September 30, 1998, the Company's financing activities provided cash of approximately $4,682,000 primarily due to the aforementioned private placement. For the corresponding period of the prior year, the Company generated cash from financing activities of approximately $5,257,000 primarily due to its initial public offering.

               TERMINATION OF POTENTIAL INVESTMENT TRANSACTION:

               On April 22, 1998, the Company entered into an agreement (the "Merger Agreement") to acquire an indirect 50% beneficial interest in Press-Loto, a Russian company which has the right to operate the first national on-line lottery in Russia pursuant to a license (the "Lottery License") from the Russian Ministry of Finance to the Union of Journalists of Russia (the "Union"). The Merger Agreement provided that, at the time of the closing, 40% of Press-Loto was to be owned by the Union and its charity with a private group holding a minority interest. The transaction was structured as a merger (the "Merger"), pursuant to which Rugby Acquisition Corp. , a wholly-owned subsidiary of the Company, was to merge into Rugby National Corp. ("Rugby") with Rugby as the surviving entity and a wholly-owned subsidiary of the Company. At the time of closing, Rugby was to directly own 50% of Press-Loto.

               On September 1, 1998, the Company issued a press release announcing that it had terminated the aforementioned agreement after conditions to close, which were required by the Company, were not satisfied by August 31, 1998, the date by which those conditions had to be fulfilled under the agreement.

               SUBSEQUENT EVENT:

               In October 1998, the Company loaned an aggregate of $1,000,000 to LocalNet Communications, Inc. ("LocalNet"), an unaffiliated Florida corporation in the telecommunications and internet services marketing business. LocalNet signed 12%, one (1) year secured promissory notes due in October 1999, at which time all interest and principal is payable. The notes are secured by a collateral interest in all of LocalNet's tangible and intangible assets and a pledge of the common stock owned by its Chief Executive Officer and the Chairman of its Board, which represent a 63.1% ownership interest, in the aggregate.

               Concurrently, LocalNet and its Chief Executive Officer and Chairman (having an aggregate ownership interest of 63.1%) have each granted the Company a right of first refusal to acquire LocalNet, or their equity interests in LocalNet, as the case may be, for a term expiring 90 days after the loan is repaid.

               The Company and LocalNet also entered into a five (5) year consulting agreement which provides for Compu-DAWN to perform certain management consulting services for LocalNet. Under the Consulting Agreement, the Company will, among other things, act as LocalNet's exclusive agent to find and negotiate telecommunication services and reseller agency arrangements for LocalNet.

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

               The following is a breakdown of the Company's use of the proceeds from, and expenses incurred in connection with, the offering, through September 30, 1998:

               Offering:

                 Gross proceeds (including overallotment)            $6,900,000
                 Underwriting discounts and commissions (1)            (690,000)
                 Expenses paid directly to underwriter                 (322,500)
                 Other expenses (1)                                    (261,626)
                                                                    -----------
                 Net proceeds                                        $5,625,874
                                                                     ==========

               Use of Proceeds Through September 30, 1998:
                 Product enhancement and development (1)(3)         $ 1,585,000
                 Repayment of indebtedness (2)                          770,000
                 Marketing and advertising (1)(3)                       410,000
                 Hiring/training personnel (1)(3)                       135,000
                 Equipment purchases (1)(3)                             225,000
                  Working capital (3)(4)                                865,000
                 Unused proceeds                                      1,635,874
                                                                    -----------
                                                                     $5,625,874

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

ITEM 5 -       Other Information

               Reference is made to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Event" for a discussion of a $1,000,000 loan by the Company to LocalNet and a consulting arrangement between the Company and LocalNet.

ITEM 6   -     Exhibits and Reports on Form 8-K.

(a)     Exhibits
               Exhibit 3.1 -     Articles of Incorporation of the Company*

               Exhibit 3.2 -     Certificate of Designations, Preferences and Rights of Series A Convertible
                                 Preferred Stock, filed with the Secretary of State of the State of Delaware on
                                 September 5, 1998**

               Exhibit 3.3 - Certificate of Designations, preferences and rights of Series B preferred stock, filed with the Secretary of Sate of Delaware on September 24, 1998

               Exhibit 3.4 -     By-Laws of the Company*

               Exhibit 10.1 -    Securities Exchange Agreement between the Company and JNC Strategic Fund
                                 Ltd. dated September 25, 1998

               Exhibit 10.2 -    Registration Rights Agreement Amendment dated as of September 25, 1998 between the Company and JNC Opportunity Fund Ltd. and JNC Strategic Fund
                                 Ltd.

               Exhibit 11 -      Computation of Earnings Per Share

               Exhibit 27 -      Financial Data Schedule

(b)     Reports on Form 8-K

        (a) Event dated September 1, 1998 - Items 5 and 7.

        (b) Event dated September 25, 1998 - Item 5.


----------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-18667.
** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Compu-DAWN, Inc.


Dated:     November 2, 1998           By: /s/ Mark Honigsfeld
                                         ---------------------------------------
                                         Chairman of the Board,
                                         Chief Executive Officer and
                                         Chief Accounting Officer