Form 10QSB/A
period 1998-09-30
COMPU DAWN INC
filed 1999-02-18
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

Commission file number   000-22611


                                Compu-DAWN, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)

          Delaware                                               11-3344575
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                    No.)

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

                          PART I. Financial Information

ITEM 1.        Financial Statements

                                Compu-DAWN, Inc.
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -
                                                                                            September 30,         December 31,
                                                                                              1998                1997
                                                                                               (Unaudited)
CURRENT ASSETS:
   Cash  $  6,407,365                                                                          $3,081,253
   Accounts receivable, net of allowances for doubtful accounts of $13,635
      for 1998 and 1997                                                                           117,725               72,454
   Prepaid expenses                                                                               104,268              121,802
   Income tax refund receivable                                                                   -                     29,868
                                                                                     --------------------        -------------
TOTAL CURRENT ASSETS                                                                            6,629,358            3,305,377
                                                                                            -------------          -----------

FIXED ASSETS - NET                                                                                237,424              278,737
                                                                                           --------------         ------------

OTHER ASSETS:
   Deferred compensation                                                                          -                     98,270
   Security deposits                                                                               21,525               21,525
                                                                                          ---------------        -------------
                                                                                                   21,525              119,795
                                                                                          ---------------         ------------

                                                                                             $  6,888,307           $3,703,909
                                                                                             ============           ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                   $       31,936          $   278,722
   Deferred revenue                                                                                27,898               12,000
   Current portion of note payable - officer                                                       75,000              100,000
   Capitalized lease payable - current                                                              6,427                5,771
                                                                                         ----------------       --------------
TOTAL CURRENT LIABILITIES                                                                         141,261              396,493
                                                                                           --------------         ------------

NON-CURRENT LIABILITIES:
   Note payable - officer                                                                         -                     50,000
   Capitalized lease payable                                                                       17,565               22,440
   Deferred rent liability                                                                         29,644               29,402
                                                                                          ---------------        -------------

                                                                                                   47,209              101,842
                                                                                          ---------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Notes 2 and 4):
   Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series A Convertible Preferred; 3,250 shares issued and outstanding for 1998                     33               -
      Series B Convertible Preferred; 1,750 shares issued and outstanding for 1998                     17               -
   Common stock, $.01 par value, 20,000,000 shares authorized, 3,179,448
      and 2,838,450 shares issued for 1998 and 1997, respectively                                  31,795               28,385
   Additional paid-in capital                                                                  13,397,783            8,061,443
   Retained earnings (deficit)                                                                 (6,104,079)          (4,837,169)
                                                                                             ------------          -----------
                                                                                                7,325,549            3,252,659
   Less: treasury stock, 340,044 and 8,561 shares at cost, for 1998 and
       1997, respectively                                                                        (625,712)             (47,085)
                                                                                           --------------        -------------
                                                                                                6,699,837            3,205,574
                                                                                            -------------          -----------

                                                                                             $  6,888,307           $3,703,909
                                                                                             ============           ==========

                             See notes to financial statements.


                                Compu-DAWN, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                               For the Three Months             For the Nine Months
                                                                                Ended September 30,            Ended September 30,
                                                                          -----------------------------    -------------------------
                                                                  1998                 1997          1998               1997
                                                              --------------    --------------   --------------   ---------------

REVENUES:
   Software sales                                                $   320,964      $     46,303      $   711,174      $    187,392
   Maintenance income                                                 59,275            76,650          204,955           236,247
                                                               -------------     -------------    -------------     -------------
                                                                     380,239           122,953          916,129           423,639
                                                                ------------      ------------    -------------     -------------

COSTS AND EXPENSES:
   Programming costs and expenses                                    111,877           187,053          395,523           389,078
   General and administrative expenses                               256,382           420,479        1,212,144         1,667,933
   Research and development                                          130,789           301,173          381,726           447,817
                                                                ------------     -------------     ------------     -------------
                                                                     499,048           908,705        1,989,393         2,504,828
                                                                ------------      ------------      -----------      ------------

(LOSS)  FROM  OPERATIONS                                            (118,809)         (785,752)      (1,073,264)       (2,081,189)
                                                                ------------      ------------      -----------       -----------

OTHER INCOME (EXPENSES):
   Interest and other income                                          55,124            62,028          121,246           107,059
   Interest expense                                                   (7,235)           (4,941)         (17,940)          (77,112)
   Loss due to terminated investment transaction (Note 3)           (296,952)          -               (296,952)          -
   Non-recurring financing charge (Note 2)                           -                 -                 -             (1,557,050)
                                                          ------------------------------------------------------      -----------
                                                                    (249,063)           57,087         (193,646)       (1,527,103)
                                                                ------------     -------------     ------------       -----------

(LOSS) BEFORE PROVISION FOR INCOME
    TAXES                                                           (367,872)         (728,665)      (1,266,910)       (3,608,292)

   Provision  for income taxes                                       -                 -                 -                  -
                                                          -------------------------------------------------------------------------

NET (LOSS)                                                       $  (367,872)      $  (728,665)     $(1,266,910)      $(3,608,292)
                                                                 ===========       ===========      ===========       ===========

BASIC (LOSS) PER COMMON SHARE                                          $(.12)            $(.23)           $(.42)           $(1.74)
                                                                       =====             =====            ======           ======

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                                     3,148,730         3,120,112        2,988,978         2,077,757
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


               YEAR 2000 ISSUE:


               The Year 2000("Y2K") issue is the result of computer programs being written using a two-digit format rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

               The Company's accounting software was purchased "off-the-shelf" and the Company intends to timely update such software by purchasing Year 2000 complaint software and hardware from retail vendors at reasonable cost. Software developed and marketed by the Company is already Y2K compliant. Other companies upon whose services the Company depends have not yet been contacted to determine whether such companies' systems are Year 2000 compliant. If the systems of such companies are not Year 2000 complaint, there could be a material adverse effect on the Company's financial condition or results of operations.


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


               Exhibit 3.3 -     Certificate of Designations,  preferences
                                 and rights of Series B preferred stock, filed with the Secretary of Sate of Delaware on September 24, 1998 ***


               Exhibit 3.4 -     By-Laws of the Company*


               Exhibit 10.1 -    Securities Exchange Agreement between the
                                 Company and JNC Strategic Fund Ltd. dated
                                 September 25, 1998***


               Exhibit 10.2 -    Registration Rights Agreement Amendment dated
                                 as of September 25, 1998 between the Company and JNC Opportunity Fund Ltd. and JNC Strategic
                                 Fund Ltd.***


               Exhibit 11 -      Computation of Earnings Per Share ***

               Exhibit 27 -      Financial Data Schedule ***


(b)     Reports on Form 8-K

        (a)    Event dated September 1, 1998 - Items 5 and 7.

        (b) Event dated September 25, 1998 - Item 5.


----------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-18667.
** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
*** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Compu-DAWN, Inc.



Dated:     February 18, 1999           By: /s/ Mark Honigsfeld
                                          --------------------------------------
                                           Chairman of the Board,
                                           Chief Executive Officer and
                                           Chief Accounting Officer