Form 10KSB
period 1998-12-31
COMPU DAWN INC
filed 1999-04-01
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the fiscal year ended December 31, 1998
                                       OR

[ ]     TRANSITION  REPORT  UNDER  SECTION  13 or  15(d)  OF THE  SECURITIES
        EXCHANGE    ACT   OF   1934   For   the    transition    period    from
         _____________________ to _____________________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of February 28, 1999, the aggregate market value of the shares held by non-affiliates was approximately $13,875,345.

The issuer's revenues for the fiscal year ended December 31, 1998 were $1,248,489.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS.

The number of shares outstanding of each of the issuer's classes of common equity as of February 28, 1999 is 3,428,269 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one): Yes          No X

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None



                                            Page No.   INDEX


Forward Looking Statements ............................................................................. 1


PART I

Item 1.      Description of Business......................................................................1

Item 2.      Description of Property.....................................................................31

Item 3.      Legal Proceedings...........................................................................31

Item 4.      Submission of Matters to a Vote of Security Holders.........................................32


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters....................................34

Item 6.      Management's Discussion and Analysis or Plan of Operation...................................36

Item 7.      Financial Statements........................................................................44

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................................44


PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...........................................45

Item 10.     Executive Compensation......................................................................50

Item 11.     Security Ownership of Certain Beneficial Owners and Management..............................55

Item 12.     Certain Relationships and Related Transactions..............................................56


PART IV

Item 13.     Exhibits and Reports on Form 8-K............................................................58

Signatures


                           FORWARD LOOKING STATEMENTS


     Certain information contained in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Annual Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with multi-level network marketing, the Internet and Internet-related technology and products, new technology developments, developments and regulation in the telecommunications industry, the competitive environment within the Internet and telecommunications industries, the level of spending by law enforcement and public safety agencies for computer application software and hardware, the competitive environment within the public safety technology industry, the ability of the Company to expand its operations, the level of costs incurred in connection with the Company's planned expansion efforts, the financial strength of the Company's customers and suppliers, unascertainable risks related to possible unspecified acquisitions, the competence required and experience of management, the risk of loss of management and personnel, economic conditions, and the risks and uncertainties inherent in litigation. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission ("SEC") filings. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation" in
Item 6 of this Annual Report. All references to a fiscal year are to the Company's fiscal year which ends December 31.

                                     PART I

Item 1.           Description of Business

     The Company is engaged in two lines of business. In one, the Company, through its wholly owned subsidiary, e.TV Commerce, Inc. ("e.TV"), operates in the Internet, e-commerce and telecommunications business (the "e.TV Business"), marketing products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a multi-level referral network marketing organization. Key services and products in this line of business include the following:

                  - Interactive advanced digital tv set-top boxes which enable the consumer to access the Internet through the consumer's tv set over a telephone line, conduct electronic commerce through e.TV's own e-commerce shopping mall, and access a variety of different software applications through network computing capabilities;
                  -         Sales of long distance telephone service;
                  -         Sales of Internet access service;
                  -         On-line shopping;
                  -         Pagers and paging service; and
                  -         Web page design.

                  In its other line of business, the Company is engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies (the "Public Safety Software Business"). The Company's public safety customers are primarily located in New York State. See Item 1 "Description of Business -Public Safety Software Business Description - Public Safety Software Customers."

                  The Company's Board of Directors has determined that the Company's efforts should be focused on the e.TV Business. Accordingly, the Company is currently seeking to sell the Public Safety Software Business.

History and Recent Developments

                  The Company was incorporated under the name of Coastal Computer Systems, Inc. in New York on March 31, 1983 and was reincorporated in Delaware under its present name on October 18, 1996.

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

                  The Bridge Warrants are exercisable at a price of $3.00 per share. Each of the Bridge Notes was paid upon the closing of the Company's initial public offering (the "IPO"), which was successfully completed in June 1997, as discussed below. The terms of the Bridge Warrants provide for a five year exercise period expiring in June 2002; however, the Company, the underwriter of the Company's IPO, and the Bridge Warrant holders have agreed that the Bridge Warrants will not be exercised or transferred, and the underlying Common Shares will not be transferred, until June 1999.

                  In June 1997, the Company, successfully completed an IPO of its Common Shares.

The Company sold 1,380,000 Common Shares (including 180,000 shares pursuant to the underwriter's over- allotment option) at a price of $5.00 per share for aggregate net proceeds, after expenses, of $5,625,874. A portion of the proceeds realized from this offering was used to repay promissory notes aggregating $770,000 to the bridge lenders as described above. See Item 5 "Market for the Registrant's Common Stock and Related Stockholder Matters - Use of Proceeds from Initial Public Offering" for a discussion of the use of proceeds from the IPO through December 31, 1998.

                  On June 5, 1998, pursuant to a Securities Purchase Agreement among the Company, JNC Strategic Fund Ltd. ("Strategic") and JNC Opportunity Fund Ltd. (together with Strategic, the "Purchasers"), dated as of May 31, 1998 (the "Securities Purchase Agreement"), the Company issued to the respective Purchasers (i) units, consisting of, in the aggregate, 327,103 Common Shares (the "Issued Shares") and five-year warrants to acquire 32,710 Common Shares, for an aggregate purchase price of $1,750,000 (or an effective purchase price of $5.35 per Issued Share, assuming no value is attributed to the warrants), and
(ii) units, consisting of, in the aggregate, 3,250 Series A Preferred Shares and five-year warrants to acquire 57,497 Common Shares, for an aggregate purchase price of $3,250,000. Each of the Series A Preferred Shares has a face amount of $1,000 and no value was attributed to the warrants.

                  On September 26, 1998, pursuant to a Securities Exchange Agreement between the Company and Strategic, the Company issued to Strategic 1,750 Series B Preferred Shares in exchange for the Issued Shares. Each of the Series B Preferred Shares has a face amount of $1,000.

                  Subject to certain limitations discussed below, the Series A Preferred Shares are convertible into Common Shares, at a conversion price equal to the lesser of (x) 85% (subject to reduction under certain circumstances) of the average of the five lowest closing bid prices for the Common Shares during the 25 consecutive trading days preceding the date of conversion and (y) $8.025 per share, subject to adjustment as provided for in the Certificate of Designations, Preferences and Rights of the Series A Preferred Shares (the "Series A Certificate of Designation"); however, the conversion price cannot be less than $5.00 per share, subject to adjustment as provided for in the Series A Certificate of Designation. The Series A Preferred Shares rank prior to the Company's Common Shares and any class or series of capital stock of the Company hereafter created (unless agreed otherwise by the holders of the Series A Preferred Shares in accordance with the provisions of the Series A Certificate of Designation). The holders of the Series A Preferred Shares are not entitled to receive any dividends thereon; however, a 5% premium is payable in connection with any conversion, redemption or liquidation. The holders of the Series A Preferred Shares have no voting rights except as otherwise provided by law or in the Series A Certificate of Designation.

                  Subject to certain limitations discussed below, the Series B Preferred Shares are convertible into Common Shares at a conversion price of $5.35 per share, subject to adjustment as provided for in the Certificate of Designations, Preferences and Rights of the Series B Preferred Shares (the "Series B Certificate of Designation"). Based on such conversion price, the number of

Common Shares issuable upon conversion of the Series B Preferred Shares is 327,103. The Series B Preferred Shares rank prior to the Company's Common Shares to the extent of $.01 per share, prior to any class or series of capital stock of the Company thereafter created (unless agreed otherwise by the holders of the Series B Preferred Shares in accordance with the provisions of the Series B Certificate of Designation) and junior to the Series A Preferred Shares. The holders of the Series B Preferred Shares are not entitled to receive any dividends thereon; however, in the event the Board of Directors of the Company shall declare a dividend with respect to the Common Shares, the holders of the Series B Preferred Shares shall be entitled to a dividend amount based on the number of Common Shares into which the Series B Preferred Shares are convertible. The holders of the Series B Preferred Shares have no voting rights except as otherwise provided by law or in the Series B Certificate of Designation.

                  The warrants to acquire, in the aggregate, 90,207 Common Shares (the "Warrants") are exercisable at a price of $8.025 per share, subject to adjustment as provided for in the Warrants.

                  Notwithstanding the foregoing, pursuant to the terms of the Series A Certificate of Designation, the Series B Certificate of Designation and the Warrants, the Series A Preferred Shares, the Series B Preferred Shares and the Warrants are currently convertible or exercisable by any holder only to the extent that the number of Common Shares thereby issuable, together with the number of Common Shares owned by such holder and its affiliates (but not including Common Shares underlying unconverted Series A Preferred Shares and Series B Preferred Shares or unexercised portions of the Warrants) would not exceed 4.99% of the then outstanding Common Shares as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Such restriction is subject to waiver by the respective security holder upon not less than 61 days notice. In addition, neither the Series A Preferred Shares nor the Series B Preferred Shares are convertible into Common Shares to the extent such conversion would violate the rules of the National Association of Securities Dealers, Inc. See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

                  As of February 28, 1999, 1,575 Series A Preferred Shares and 270 Series B Preferred Shares had been converted into 315,000 and 50,467 Common Shares, respectively, and no warrants had been exercised.

                  On January 8, 1999, e.TV acquired certain assets of LocalNet Communications, Inc. ("LocalNet"), a Jacksonville, Florida-based corporation. The LocalNet assets were acquired pursuant to a peaceful surrender to satisfy $750,000 in principal of a $1,800,000 secured loan previously made by the Company to LocalNet pursuant to a Loan and Security Agreement (the "Loan and Security Agreement) dated as of October 6, 1998 and as amended as of October 23, 1998 and as of November 12, 1998 (the "Loan"). The Loan was secured by all of the assets of LocalNet. Since the peaceful surrender, through e.TV, the Company has engaged in the e.TV Business and has sought to enter into contractual relationships in connection therewith. To date, not all of such relationships have been contractually established and no assurances can be given in this regard. See Item 1 - "Description of Business - e.TV Business Description."

e.TV Business Description

         e.TV General

                  The Company, through e.TV, operates in the Internet, e-commerce and telecommunications business (the "e.TV Business"), marketing and selling its products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a multi-level referral network marketing organization. e. TV's key services and products include:

                  - Interactive advanced digital tv set-top boxes which enable the consumer to access the Internet through the consumer's tv set over a telephone line, conduct electronic commerce through e.TV's own e-commerce shopping mall, use e-mail, and access a variety of different software applications through network computing capabilities;
                  -         Sales of long distance telephone service;
                  -         Sales of Internet access service;
                  -         On line shopping;
                  -         Pagers and paging service; and
                  -         Web page design.

         e.TV Industry Background

                  E-commerce. Businesses and consumers are continuing to adapt the Internet into the mainstream. Internet commerce, or e-commerce, is increasingly becoming a significant application of the Internet, as consumers and businesses are using the Internet more and more to find information and purchase and sell a vast array of products and services. Despite ongoing concerns regarding security and fraud, Internet users have broadly accepted this medium as a viable commercial vehicle. Independent market research indicates that annual e-commerce sales to the retail market are expected to grow from $7.1 billion in 1998 to $41.1 billion in 2002. Furthermore, the research indicates that, by the year 2002, appliances such as tv set-top boxes are expected to account for 43% of e-commerce capable device sales, and will eventually replace the personal computer as the principal means to e- commerce. It is anticipated that consumers will substitute the living room for the home office as the home shopping center, making e-commerce a more recreational and convenient experience for people of all ages and income levels.

                  Telecommunications Services. The present long distance telecommunications marketplace was principally shaped by the 1984 divestiture by AT&T of its 22 Bell Operating Companies ("BOCs") in accordance with the Modification of Final Judgment agreed to by AT&T and the Department of Justice in 1982. The Telecommunications Act of 1996 (the "1996 Act") has further accelerated the development of local and long distance competition.

                  In 1981, AT&T removed tariff restrictions that prohibited resale and sharing of message telecommunications service and wide area telephone service. This led to an explosion of new entrants into the long distance telecommunications business, primarily as resellers.

                  As a result of the Modification of Final Judgment in 1982, the United States was divided into geographic areas known as Local Access Transport Areas ("LATAs"), the BOCs were organized into seven separate regions, and seven Regional Holding Companies ("RBOCs") were created. The local exchange carriers ("LECs"), which include the BOCs and independent LECs, provide local telephone service, local access services and short-haul toll service. Interexchange carriers ("IXCs") and certain independent local exchange carriers provide long distance service between LATAs (interLATA traffic) and within LATAs.

                  Conversely, the BOCs were given the right to handle intraLATA service, but were prohibited from the interLATA market. Such differentiation was substantially modified by the 1996 Act.

                  The Modification of Final Judgment also required the BOCs to provide all IXCs with access to their local telephone exchange facilities which is "equal in type, quality and price" to that provided to AT&T. This was accomplished through the filing of access tariffs at the Federal Communications Commission (the "FCC") and at state public utilities commissions. Under these access tariffs, all IXCs, including AT&T, pay charges to the LECs for access to local telephone lines at both the originating and terminating ends of all long distance calls. Access charges represent the single largest component of most IXCs' cost of service. The BOCs, and subsequently all other LECs, also were required to conduct a presubscription process allowing business and residential consumers to select their long distance carriers. The 1996 Act continues these equal access obligations.

                  Equally significant, the Company believes that the 1996 Act, as well as recent actions on both the federal and state levels, will eventually open up the local exchange, and to the extent not already mandated, the intraLATA market, to full competition. As a result of the 1996 Act, all states are required to adopt rules establishing local competition and defining how the LECs are to open up their networks to their competitors.

                  The long distance service industry is highly competitive and is dominated by three carriers, AT&T, MCI/Worldcom and Sprint. The remainder of the market share is held by several large regional long distance companies, some with national capabilities such as Excelcom Inc. ("ExcelCom"), Frontier Communications Services, Inc., Cable & Wireless Communications, Inc., and LCI International, Inc., and by several hundred smaller companies.

                  The Company currently acts as a sales distributor (through its network of independent representatives) to UniDial Incorporated ("UniDial") and has entered into a distributor agreement with E.Comtel, LLC ("E.Comtel") with respect to telecommunications services. See Item 1 "Description of Business - e.TV Business Description - e.TV Principal Suppliers Telecommunications Services" and Item 1 - "Description of Business - e.TV Business Description - e.TV Products and Services - Long Distance Telephone Service."

                  The Company believes that the opportunity to market and sell long distance telephone services on behalf of resellers is increasing because of consumer and business use of telecommunications products and services such as facsimiles, sending of data and e-commerce, a reduction of service rates, and an increase in opportunities available for long distance telephone service providers and resellers resulting from regulatory changes.

         e.TV Products and Services

                  The Company markets and sells a range of technology and communications- related products and services. These include a tv set-top box, long distance telephone services offered by certified resellers, Internet access services, online shopping, web page design, wireless PCS telephone service through nationally recognized vendors, alphanumeric pager services of certain providers, a virtual office service for its independent sales representatives, and travel services through an alliance with a travel agency.

                  TV Set-Top Box. e.TV's interactive digital tv set-top box, known as e.TV On-Line(TM), connects to a standard television set and a standard telephone jack. The tv set-top box, along with Internet access service, gives the user access to the Internet and e-mail. A standard printer can be attached to a port on the tv set-top box. The system includes the e.TV On-Line(TM) tv set-top box, a smart card which contains the user's name, local dial-up information and password, a wireless keyboard which includes a wireless mouse, and a universal remote control which allows the user to switch between the tv set and the tv set-top box and navigate the Internet using a wireless mouse as part of the remote control as well. The smart card is programmed by e.TV prior to shipment. The tv set-top box accesses the Company's own website whenever it is first turned on. From e.TV's website, the user is linked to e.TV's on-line shopping mall if the user desires to make on-line purchases. If a user purchases goods on e.TV's online shopping mall, the Company earns a commission from the vendor on the sale and certain qualified representatives in the referral network organization will receive residual compensation. The tv set-top box will allow the user to access other websites and the world wide web. Representatives can also use the tv set-top box to make presentations, sign up new representatives, get customer service questions answered and receive information, sales assistance and forms from the Company.

                  Long Distance Telephone Service. e.TV currently acts as the sales agent in the United States for UniDial (currently a reseller of MCI/WorldCom) and in Canada for Virtec (a reseller of AT&T Network Services for long distance service and PageNet for paging services). e.TV has also entered into a distributor agreement with E.Comtel, a reseller of long distance services, but, to date, has not received any orders pursuant thereto and no assurances can be given that any will be received. See Item 1- "Description of Business Description - e.TV Business Description - Marketing and Distribution System - Placing and Shipping Orders" and Item 1 - "Description of Business - e.TV Business Description - e.TV Principal Suppliers - Telecommunications Services."

                  Internet Access Service. The private label Internet access services sold by e.TV are provided by StarNet, Inc. ("StarNet"), which is an Internet service provider and a reseller of GTE wholesale access services. The StarNet Internet access services allows e.TV's customers who subscribe for the service to access the Internet through 1,000 points of presence locations ("POPs") all over the United States. The Company receives Internet access on a wholesale basis from StarNet, which currently owns and operates its national Mega POP(TM) access network, currently one of the largest access networks in the United States. The Company can activate and manage its customers' Internet access accounts destined for the networks of StarNet or GTE Internetworking Incorporated ("GTE") (as a result of a separate StarNet/GTE agreement) via StarNet's Mega POP(TM) real-time account management system. Through a single interface provided by StarNet to the Company, the Company can activate, modify or deactivate Internet access accounts, all in real time, provisioned for either StarNet's or GTE's network. Currently, the StarNet Internet access services are subscribed to by e.TV's customers on a monthly basis at the time they purchase a tv set-top box system. e.TV has recently developed a cd-rom version which is utilized with a personal computer. See Item 1 "Description of Business - e.TV Business Description - e.TV Principal Suppliers - Internet Access Services."

                  Online Shopping Mall. e.TV's on-line shopping mall allows retailers to extend their reach for customers beyond their doors. Consumers can use e.TV's shopping mall to conveniently research and purchase a variety of products from their homes or offices. Companies can become vendors on e.TV's online shopping mall for a prepaid annual or monthly subscription fee. When the user clicks on the e.TV on-line shopping mall and requests information about a certain product, the user is directed to subscribing vendors which sell the desired product. When a user purchases products from a vendor on the on-line shopping mall, the vendor pays e.TV a commission. A portion of the purchase price goes into the commissionable volume to pay residual compensation to certain qualified representatives in e.TV's referral network; the remainder goes into a bonus pool to representatives at the levels of Director and above, and to e.TV. The subscription fee is automatically charged to a vendor's credit card. If a vendor cancels its subscription before an annual subscription period expires, e.TV generally refunds the unused portion of the subscription fee. The vendors include Office Max, K-tel Music and Video, Publisher's Clearinghouse , eToys, Barnes and Noble, Fashion Mall, J. Crew, egift.com, Amazon.com and more.

                  Storefront Builder Web Pages. e.TV markets and sells web pages. e.TV's customer chooses the design of its web page based on a brochure provided by e.TV. The customer fills out an order form with the web page specifications and sends it to e.TV. The cost of the web page varies depending on the number of pages and the graphics the consumer desires. e.TV subcontracts the construction of the web pages to an unaffiliated third party. In addition to the web page itself, the web page owner can choose to have his website hotlinked to e.TV's website for a monthly fee which varies depending on the number of pages of the customer's website.

                  Travel Services. e.TV has an alliance with a travel agency which provides travel services to e.TV representatives and customers.

                  Televox Virtual Office System. e.TV's virtual office system is designed to assist its sales representatives in administering their representativeships and maximizing their potential in growth and development of their representativeships and their respective network organizations. The Televox system is used through a standard touch tone telephone using the keypad to access information and provides voice messaging and the ability to filter messages or parts of messages to various levels of an organization. Representatives are not required but are encouraged to subscribe for and use the Televox system. Representatives pay a monthly fee to use the Televox system.

                  Sales Aids and Business Supplies. e.TV sells to its representatives a variety of sales aids including videos, audio tapes, flip charts, presentation folders, overhead slides, product order forms, e.TV apparel, business cards and pens, among other things.

         e.TV Principal Suppliers

                  TV set - top box. e.TV's tv set-top box system is manufactured for the Company by Boca Research, Inc. ("Boca Research"), based in Boca Raton, Florida, pursuant to an agreement which contains a two-year commitment and excludes Boca Research from selling the tv set-top box to other multi-level network marketing companies in the Internet, e-commerce and telecommunications business, provided e.TV maintains minimum order levels. Boca Research may sell the product to competitors who do not use a multi-level marketing system to market products. The Company anticipates, but cannot assure, it will meet the minimum order levels in the foreseeable future. If it does not, Boca Research will not be excluded from selling the tv set-top box to such restricted competitors. The Company does not believe the loss of the limited exclusivity or the loss of Boca Research as a vendor would have a material adverse effect on the Company and that alternative sources of supply are available. If the supplier were to change, however, e.TV may experience a delay of approximately 90 days in replenishing inventory, which, if inventory levels are low, could delay the filling of orders. Furthermore, the Company cannot assure that, if an alternative supplier is sought, it will be able to engage a supplier on terms as favorable as those between e.TV and Boca Research.

                  Telecommunications Services. e.TV currently markets and sells long distance telephone services resold by UniDial. Subscription for UniDial's services are sent by customers to e.TV, which in turn sends them to UniDial. UniDial invoices the customers for services. UniDial pays e.TV a commission on accounts of customers enrolled by e.TV for UniDial. These commissions are being paid monthly. Although no written agreement is in place which governs their relationship, e.TV is currently operating as a distributor of UniDial long distance services and the parties are negotiating the terms of a formal agreement. No assurances can be given that any such agreement will be entered into. The Company does not believe that the loss of UniDial as a vendor to its customers would have a material adverse effect on the Company.

                  The Company, through its wholly owned subsidiary, ETEL Communications Corp., is also a party to a distributor agreement with E.Comtel, a certified reseller of telecommunications services for nationally recognized telecommunications providers. The agreement provides that the

Company is E.Comtel's exclusive distributor to provision telecommunications products and services which currently utilize AT&T as its backbone network carrier. Currently, these include long distance telephone services. The Company, through e.TV's multi-level referral network marketing system, markets and sells such long distance services. The agreement is for an initial term of two years and automatically renews unless terminated upon 90 days prior notice. The agreement may be terminated earlier because of a breach. Under the agreement, E.Comtel provides training and support to the Company, and will invoice and provide customer service to the Company's customers and maintain all records relative to the administration of the customers' telecommunications services provided by E.Comtel. E. Comtel has the right to reject customers which may be approved by the Company. E.Comtel shall pay the Company commissions on a monthly basis for the sales of services resold by E.Comtel. The Company is responsible to pay E.Comtel any amounts not collected by E-Comtel because of bad debts or fraudulent calling claims. This includes any invoice which is not paid for 65 days. However, if the invoice is eventually paid, E.Comtel will reimburse the Company and pay the appropriate commissions. The Company pays a monthly fee to E.Comtel for administrative services relating to billing. The Company has agreed that it will have a minimum of 34,000 customers signed up for the long distance services by September 1999. If such minimum is not met, the commission paid by E.Comtel to the Company will be adjusted downward relative to the shortfall until the minimum is met. To date, the Company has not received any orders pursuant to the E.Comtel distributor agreement, and no assurances can be given that any will be received.

                  The distributor agreement contemplates the grant to the Company of an option to purchase the equity of E.Comtel for $500,000, comprised of either Common Shares of the Company valued at $250,000 and $250,000 in cash, or $500,000 in cash, at the Company's option or in certain circumstances. If any such option is exercised, the Company and the equity holders of E.Comtel will enter into an agreement which, among other things, will be subject to any regulatory and stockholder approval if required, and the Company's satisfactory due diligence of E.Comtel. The consummation of any such option would result in the Company being certified to directly resell telecommunications services in all states in the United States.

                  Internet Access Services. StarNet has agreed to provide e.TV customers with Internet access services pursuant to a one-year agreement, which is automatically extended for successive 60 day periods unless 60 days prior written notice to terminate is given by either party prior to the end of the initial term or any extension term. The agreement does not limit e.TV from directing its customers to other Internet access providers. During the term of this agreement, the Company is required to do a reasonable amount of marketing to potential customers regarding StarNet's Internet access services. StarNet is restricted from contacting e.TV's customers without e.TV's permission. StarNet has agreed to provide e.TV's Internet customers with unlimited dial-up access to the Internet, with idle time cut off if customers do not make use of their Internet connection for a minimum of ten minutes. StarNet provides all technical support services to e.TV relevant to connection of e.TV's customer to access to the Internet. e.TV addresses all customer inquiries and is responsible for technical support services relevant to any software provided by e.TV to its customers. e.TV pays StarNet a set fee for each customer for the first three months of the agreement and, after that, the greater of a flat monthly fee or a set fee per customer if there are more than a certain number of customers. e.TV is responsible for all billings and collections, and is responsible for all costs and expenses incurred by StarNet in connection with its services.

                  e.TV is obligated to pay StarNet even if e.TV fails to bill, or collect fees from, a customer. e.TV may, however, refund monies to its customers if StarNet fails to provide to the customer uninterrupted access to the Internet for less than 97% of the total available time for connection to the Internet during a given calendar month. Any such refund will be deducted from monies due from e.TV to StarNet. e.TV may provide Internet access for their customers via any of the agreed upon GTE locations. A customer's connection to the GTE system may be achieved through StarNet's MegaPOP(TM) Account Manager Interface or the Company's own server.

                  This agreement is not exclusive to either party. The Company and StarNet each have agreed not to solicit business from the other's customers during the term of the agreement and for one year afterwards. The Company believes that the loss of StarNet as a supplier would not have a material adverse effect on the Company and that other Internet access providers are available. However, the Company cannot assure that it will be able to enter into a relationship with another Internet access service provider on terms as those provided for in favorable as the StarNet agreement.

                  Paging. e.TV is able to offer to its sales representatives and customers through Media Solutions Corporation, a nationwide network for wireless numeric paging services. Underlying carriers and providers for the network include GTE, Southwestern Bell Mobile Systems, Ameritech Cellular, Alltel, WorldCom and Bell South Cellular. Coverage is in more than 2,000 communities or 90% of the U.S. population with total nationwide frequency bandwith. Coverage is also offered in Canada, Mexico, Central America, and the Caribbean. In addition to cost effective local paging services, Media Solutions Corporation offers a wide variety of options including voice mail, 800 service, and OmniRoam which allows the subscriber to change at will the city where he or she is paged, essentially giving the subscriber full North American coverage at a fraction of the cost of regional or nationwide service.

                  Back Office Operations and Administrative Support. The Company receives back office administrative support services from Atlantic Teleservices LP ("Atlantic Teleservices"). Atlantic Teleservices processes sales orders and sales representative applications, provides customer and representative support telephone services, and administers service relationships between e.TV's customers and service vendors. e.TV pays Atlantic Teleservices an hourly fee per employee allocated by Atlantic Teleservices to e.TV operations, with a minimum commitment of $9,000 per month. This arrangement is not exclusive to e.TV, and e.TV may engage other back office and administrative support providers or undertake such operations itself. Pursuant to an oral understanding, the relationship between Atlantic Teleservices and the Company may be terminated by either party upon 60 days notice. Currently, the Company believes it is more cost effective to maintain the arrangement with Atlantic Teleservices than to engage the support staff and infrastructure to conduct back office administration itself. However, the Company plans to study these economies as the e.TV Business develops and to determine the most cost effective structure for the future. The Company anticipates that its capital cost to set up e.TV's own administrative and back office infrastructure would be approximately $1,000,000. The Company does not believe that the loss of Atlantic Teleservices' services would have a material adverse effect in the long term; however, it could cause a material disruption to the e.TV Business in the short term until a replacement could be found or e.TV develops its own infrastructure. e.TV currently occupies its Jacksonville, Florida offices pursuant to an oral understanding with Atlantic Teleservices; the parties are negotiating the terms of a license agreement in this regard. No assurances can be given that such license agreement will be entered into. See Item 2- "Description of Property."

         e.TV Marketing and Distribution System
         --------------------------------------

                  Introduction

                  e. TV markets its products through a multi-level referral network marketing system of independent sales representatives (the "Representatives") exclusively. e.TV's network marketing system encourages Representatives to sell the Company's products and services, and recruit and develop their own sales organizations of people with whom they have an ongoing relationship.

                  The Company believes that network marketing is an effective vehicle to distribute e.TV's products and services, and the services of others which e.TV sells, because of the following:

         - a consumer can be educated about a product in person by a Representative, which is more direct than the use of media and print advertisements;
         - direct sales allow for actual testing of certain of the products by a potential consumer when their capabilities are demonstrated by a Representative;
         - the impact of Representative and consumer testimonials is enhanced; and
         - as compared to other marketing and distribution methods, Representatives can give customers higher levels of service and attention by, among other things, following up on sales to ensure proper product usage and customer satisfaction, and to encourage repeat purchases.

                  Although e.TV's Representatives sell products and services on behalf of e.TV, they are not required to purchase any inventory. Orders are passed on to e.TV which ships out the products, or arranges for the consumer to receive the subscribed for services. See Item 1 "Description of Business - e.TV Business Description - e.TV Marketing and Distribution System Placing and Shipping Orders."

                  e.TV relies on Representatives to sponsor new Representatives.
The sponsoring of new Representatives creates multiple levels in the network marketing structure. Persons whom a Representative sponsors are referred to as "downline" Representatives. If downline Representatives also sponsor, they create additional levels in the structure, but their downline Representatives remain part of the same downline network as their original sponsoring Representatives with one genealogy. Each downline Representative shares in the Customer Acquisition Bonus and Residual Payouts, up to seven levels. A Representative can have several downlines if he or she sponsors several Representatives as they in turn sponsor Representatives and so on. A Representative's downline is known as the Representative's organization.

                  Compensation is paid to the Representatives out of a certain portion of the revenues the Company receives from sales of a product or services. This amount is the commissionable volume. Each of the products and services carries a specified number of points, or PCA Points. Commissionable volume is based on the number of PCA Points per product or service. PCA Points are based upon a product's wholesale cost, net of any point of sale taxes. As a Representative's sales increase and as he or she successfully develops his or her organization, he or she will graduate to higher level positions in the network and will be entitled to a higher percentage of commissions. Depending upon the products or services provided, e.TV's compensation plan can result in commissions to Representatives aggregating up to 15% of a product's or service's retail selling price. e.TV's compensation plan allows an individual the opportunity to develop a business, the success of which is based upon that individual's level of commitment, time, enthusiasm, personal skills, contacts, and motivation. For many, a Representativeship is a very small business, in which products and services may be purchased by the individual for personal consumption or sales are made to relatively few customers. For others, a Representativeship becomes a full-time occupation.

                  e.TV's revenue is directly dependent upon the efforts of its Representatives. Growth in sales volume requires an increase in the productivity of Representatives and/or growth in the total number of Representatives. There can be no assurance that the productivity or number of Representatives will be sustained at current levels or increased in the future. Furthermore, the Company estimates that approximately 77 Representatives comprised of e.TV's Regional Marketing Director and National Marketing Director levels, together with their extensive downline networks, could account for substantially all of e.TV's revenue. Consequently, the loss of such a high-level Representative or another key Representative, together with a group of leading Representatives in such Representative's downlines, or the loss of a significant number of Representatives for any reason, could adversely affect the Company's results of operations.

                  Sponsoring of Representatives

                  Sponsoring activities are not required of Representatives. However, because of the financial incentives provided to those who succeed in building a Representative network that consumes and sells products, the Company believes that most of its Representatives attempt, with varying degrees of effort and success, to sponsor additional Representatives. Generally, Representatives approach friends, family members and acquaintances to become Representatives or invite them to sales meetings or conventions where Company products and services are presented and where the compensation structure is explained. People are often attracted to become Representatives after using e.TV's products and services.

                  Representatives have flexibility in how they present e.TV's business and opportunities provided they abide by e.TV's policies and procedures. Representatives may purchase a variety of sales and presentation aids from e.TV to help them with their sales and sponsorship activities.

                  When a sponsored person decides to become a Representative, he or she enters into a standard independent Representative agreement with e.TV which obligates the potential Representative to abide by e.TV's policies and procedures. The potential Representatives will also purchase a starter's kit. See Item 1 - "Description of Business - e.TV Business Description - e.TV Marketing and Distribution System - Rules Affecting Distributors."

                  Referral Network Structure

                  Representative Levels and Compensation. e.TV's multi-level referral network marketing sales organization is comprised of several levels, starting with one of the optional levels of Customer Representative, Sales Representative or Area Representative, as the new Representative chooses, and graduating to the earned levels of Director, Executive, Regional Marketing Director and then National Marketing Director. Each earned position is attained based upon the performance of an individual and his or her downlines.

                  Representatives qualify for compensation once they attain a certain volume of sales. They remain qualified by maintaining a certain level of sales. Representatives graduate to higher levels as their volume of sales increase and the volume of sales in their downlines increase. Representatives and their downlines must also maintain higher sales levels for the Representatives to remain at each earned level.

                  Customer Representatives are entitled to receive retail residual compensation based on his or her personal consumption or sales. Sales Representatives and Area Representatives can earn retail residual compensation and organizational residual compensation, while Area Representatives can also qualify for retail customer acquisition and management bonuses, and to participate in the Company's total compensation plan for Representatives.

                  Retail residuals are paid to Representatives from the commissionable volume on products and services sold to customers of the Representatives or consumed by the Representative, and on-line purchases made through e.TV's on-line shopping mall. Residual compensation from services sold or on-line purchases by customers or Representatives continue for as long as that customer continues to use the services sold by the Company or shop on-line through e.TV's on-line shopping mall. Organizational residuals are paid from commissionable volume from all personal billing volume of all Representatives in a Representative's downlines and from all products and services sold on each level in the downlines, up to seven levels.

                  Area Representatives, Directors, Executives, Regional Marketing Directors and National Marketing Directors are entitled to retail residuals, organizational residuals and retail customer bonuses. Additionally, if they successfully complete the Company's optional one-day Certified Trainers Course, they are entitled to participate in the Trainer and Adviser Bonus Program.

                  The Company believes that it currently has approximately 18,000 Representatives made up of approximately the following:

                 -             150           Customer Representatives
                 -           8,500           Sales Representatives
                 -           8,000           Area Representatives
                 -           1,000           Directors
                 -             250           Executives
                 -              60           Regional Marketing Directors
                 -              15           National Marketing Directors

                  Since the Company has only recently entered the e.TV Business, it is unable to determine how many of the Representatives listed above are actively acting as such. The Company believes that it will be better able to determine the number of Representatives beginning in July 1999 when it intends to solicit renewal fees from such persons.

                  Compression. Compression occurs when a Representative fails to attain, or maintain after a one month grace period, the required qualification standards for his or her level. In that event, the compensation the Representative would have earned at that level is paid to the first qualified Representative above him or her. If there is no qualified Representative above the non-qualifying Representative, e.TV has a dynamic compression process which recycles the unallocated compensation through the compensation plan and pays the Representative closest in volume one additional level of compensation. This process keeps compensation in the field, limiting or eventually eliminating breakage, a process by which unclaimed compensation would be forfeited to e.TV.

                  Training and Support

                  Training is provided by sponsoring Representatives to new Representatives, and by the Company to all Representatives either through formal training sessions, telephone helplines or sales and presentation aids. e.TV's goal is to train the Representatives to effectively build and assist a large organization, in depth in customer acquisition and retention.

                  Area Representatives are required by the Company's policies and procedures to ensure that new Representatives are properly trained with respect to the Company's policies and procedures, product line and services offered, sound business practices and sales strategies. Area Representatives are encouraged to do this by maintaining ongoing contact, communication and management supervision of his or her sales organization by newsletters, correspondence, meetings, e-mail and the like.

                  The Company has set up a comprehensive and ongoing training program that allows Representatives and their respective sales organizations to participate in regional and national training. Additionally, the Company sponsors weekly live telephone conference calls for Representatives, who may participate by dialing into the conference call.

                  Representatives are encouraged to participate in a one-day e.TV University Certified Trainer Course which is given by Representatives who have successfully sold e.TV's products and services and built Representative organizations, so that the Representatives will be able to present uniform, accurate messages at business briefing presentations, local and regional training, conference calls and in Representative recruitment. The Certified Trainer Course costs $249. Representatives are eligible for trainer bonuses and, if at the Executive level or above, advisor bonuses, when they successfully complete the Certified Trainer Course and help in the training and qualification of Representatives. Certified Trainers are encouraged to repeat the course as a refresher as many times as possible for a fee of $15 per session.

                  e.TV currently provides telephone support to its Representatives Monday through Friday from 9:00 a.m. to 6:00 p.m., eastern time, from its Jacksonville, Florida offices. The Company expects to increase this time to 9:00 p.m., eastern time, in the near future.

                  Rules Affecting Distributors.

                  The Company's standard  Representative  agreement and policies and procedures manual contained in every starter package or training, management and support package outline the scope of permissible Representative marketing activities. e.TV's Representative rules and guidelines are designed to provide Representatives with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing. Representatives are independent contractors and are thus prohibited from representing themselves as agents or employees of e.TV or the Company. Representatives are obligated to present e.TV's products and business opportunities ethically and professionally. Representatives agree that the presentation of the e.TV business opportunity must be truthful and realistic and consistent with, and limited to, the product claims made in literature distributed by e.TV. Representatives must represent that the opportunities are based on sales of e.TV products and services, that Representatives will not be successful merely by recruiting other Representatives without regard to sales to the ultimate consumer, and that a Representative can expect to be successful only through hard work and substantial efforts. Representatives are prohibited from making false or misleading income projections or implying that any level of income is guaranteed or easy to achieve. Representatives can promote their businesses in any legal matter consistent with e.TV's policies and procedures. However, Representatives may not use endorsements or logos of the Company or e.TV in any advertising or promotional format, except in materials approved or supplied by e.TV. The Company offers a variety of sales aids, including items such as brochures, product catalogs, videotapes and other accessories which the Representative may purchase and use in promoting his or her business.

                  The Company systematically reviews alleged reports of Representative misbehavior. If the Company determines that a Representative has violated any of the Representative policies or procedures, it may either terminate the Representative's rights completely or impose sanctions such as warnings or probation.

                  Placing and Shipping Orders

                  When a Representative sells products to a consumer or purchases products or services for personal consumption, an order form is filled out and the order form is either mailed to e.TV with credit card information, a money order, or check, or faxed to e.TV with credit card information.

                  The Company fills all orders for products other than cellular telephones and pagers from its Jacksonville, Florida offices. Orders are usually processed within 24 hours after receipt. Orders are shipped to be received within five to ten days after an order is received. Overnight or two-day shipment is available. Representatives will be notified if items are not in stock and the item will be placed on back order and shipped when available. Cellular telephones, prepaid cellular products and pagers are provided to the customer by the vendor providing the cellular telephone service.

                  Consumers  and  Representatives   subscribe  for  services  in
various manners, depending on the service. Generally, the consumer or Representative fills out a form indicating his or her subscription to the service and it is sent to e.TV. With respect to long distance telephone service, the consumer or Representative verifies in writing his or her desire to be switched from the former long distance service to the new long distance service. e.TV enters the information into the system and passes the subscription information to the long distance service provider who bills the consumer monthly. e.TV receives a commission from the long distance service provider each month. See Item 1 - "Description of Business - e.TV Business Description - e.TV Principal Suppliers."

                  e.TV administers and bills its customers monthly for Internet access services. Televox, e.TV's virtual office product for Representatives, is billed directly by the vendor, on a monthly basis, as are cellular products and pagers.

         e.TV Customers
         --------------

                  e.TV markets its products and services to the general public through a multi-level referral network marketing system. e.TV's Representatives are generally also customers of the Company's products and services and many of those who are not Representatives when they buy products and services sold by e.TV become Representatives. Currently, e.TV's customers are located throughout the United States, Canada and Puerto Rico, and the Company intends to expand its network marketing system into other international markets. See Item 1 "Description of Business - e.TV Business Description - e.TV Marketing and Distribution System."

         e.TV Competition
         ----------------

                  Long Distance Telephone and Internet Access Products and Services. The markets for telecommunications and Internet products and services are intensely competitive. e.TV competes directly with companies that manufacture and sell personal computers and web tv products and providers of long distance telephone services and Internet access. e.TV competes with other companies in the long distance telephone service and Internet access industries by emphasizing the value and premium quality of e.TV's products and the convenience and opportunities of e.TV's multilevel network marketing and distribution system.

                  Many of e.TV's competitors have much greater name recognition and financial resources than e.TV. In addition, long distance telephone services, Internet access products and services and personal computers can be purchased in a wide variety of channels of distribution. While e.TV believes that consumers appreciate the convenience of ordering products and services from home through a sales person, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. e.TV's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other telecommunications companies and hardware and software manufacturers. There can be no assurance that e.TV's business and results of operations will not be affected materially by market conditions and competition in the future.

                  Network Marketing Companies. The Company also competes with other direct selling organizations, some of which have a longer operating history, higher visibility, name recognition and financial resources, including Amway Corporation and its affiliates, Big Planet, ExcelCom, Nu-Skin Enterprises Inc. and Prepaid Legal Services Inc. The Company competes for new Representatives on the basis of its financial compensation plan and its premium quality products and services. The Company envisions the entry of many more direct selling organizations into the marketplace as this channel of marketing and distribution expands over the next several years. The Company has been advised that certain large, well-financed companies are planning to launch direct selling enterprises which will compete with e.TV in certain of its product lines. There can be no assurance that e.TV will be able to successfully meet the challenges posed by this increased competition.

         e.TV Intellectual Property
         --------------------------

                  Applications have been submitted by the Company to the U.S. Patent and Trademark Office for three trademarks - "e.TV Commerce(TM)," "e.TV-On-Line(TM)" and "e.TV-Shop(TM)."

         e.TV Government Regulation
         --------------------------

                  Direct Selling Activities. Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. The Company believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the jurisdictions in which the Company currently operates.

                  Telecommunications. The telecommunications industry is regulated by the FCC and the public utility commissions of the states, known as PUCs. As discussed under Item 1 "Description of Business - e.TV Business Description - Industry Background," the 1996 Act and actions of the Department of Justice and PUCs may affect local and long distance telephone service opportunities. If opportunities are restricted, e.TV could face increasing competition for customers who purchase long distance telephone services.

                  Additionally the FCC has adopted rules to protect consumers from abuses by carriers such as "slamming". Slamming is the term used to describe any practice that changes a telephone subscriber's preferred telephone company to another without the subscriber's knowledge or explicit consent. Slamming is the FCC's largest area of telephone-related complaints.

                  In December 1998, the FCC adopted new anti-slamming rules which will take effect in April 1999. Under the new rules, any carrier that a consumer calls to report being slammed must inform the consumer that he or she is not required to pay any slamming charges incurred for the first 30 days after the unauthorized switch. If the consumer fails to notice that he or she was slammed and has already paid the bill of the slamming carrier, the unauthorized carrier is required to remit those payments to the authorized carrier. After receiving that amount, the authorized carrier is to issue the consumer a refund or a credit of any amount that he or she paid in excess of the charges they would have paid to the authorized carrier.

                  The FCC's new rules also strengthen the verification procedures used by carriers to confirm telephone carrier switches. In addition, the FCC adopted procedures to regulate "freezes", which are services offered by local telephone carrier to place a freeze on his or her account. Generally no carrier will be able to make changes to that account unless and until a consumer expressly agrees to lift the freeze.

                  FCC rules require a long distance company to obtain a customer's authorization in order to change his or her long distance service. There are three acceptable methods to verify carrier changes: a consumer signature on an authorization form, known as a Letter of Agency; an electronic authorization, usually resulting from a customer-initiated call to a toll-free number; and verification by an independent third party. These verification methods also apply to carrier switches that result from in-bound calls, thus providing consumers who initiate calls to carriers the same protection given to consumers who receive telemarketing calls. The FCC also applied the verification rules to all changes made in telecommunications carriers, including local carriers. In addition, the verification methods apply to requests for preferred carrier freezes. Solicitations for preferred carrier freezes must be clear and explain to the consumer how such a freeze may be lifted. Although preferred carrier freezes may protect consumers against slamming, the freezes may also be subject to anticompetitive abuses. The new rules are intended to address these concerns in a manner that protects consumer choice. The FCC verification methods do not preempt state law; states must use these verification methods at a minimum but may add additional verification procedures for intrastate carrier changes.

                  e.TV sells telecommunication services of resellers to e.TV's customers through its multi-level referral network sales organization of independent Representatives. e.TV's policies and procedures provide mechanisms for Representatives to obtain consumer authorization and verification to switch telephone services from one carrier to another to prevent slamming. However, since the Representatives are independent contractors, the Company does not have supervisory control over their sales methods and the Company could be exposed to slamming claims and penalties for actions of the Representatives.

                  Canadian Regulation. The Company's activities in Canada are subject to both Federal and provincial regulation. At the Canadian Federal level, Industry Canada must approve marketing plans before operations are begun, and may also contact the Canadian Attorney General's Office if marketing plans are not thereafter conducted in compliance with its regulations. In addition, the Minister of Consumer and Corporate Affairs Canada enforces the Competition Act, which addresses misrepresentations, exaggerated compensation or product performance claims, and pyramid-scheme issues.

                  Provincial rules and regulations, which are similar to laws and regulations enacted by individual states in the U.S., frequently parallel those of the Canadian Federal government. The Canadian provinces, however, may also impose bonding and registration requirements that are absent at the Federal level.

Public Safety Software Business Description

         Public Safety Software General
         ------------------------------

                  The Company is currently engaged in the business of designing, developing, licensing, installing and servicing computer application software systems for law enforcement and public safety agencies. The Company's software systems, based around the advanced records management system, include computer-aided dispatching ("CAD"), computer interfacing with local, state and national crime information databases, advanced wireless mobile on-line communications computing ("AMO") (utilizing radio frequency), automatic vehicle location ("AVL") (employing dynamic map displays), records management, and photo-imaging database systems. These modules may be integrated and licensed as a package, or may be licensed individually.

                  Certain of these applications utilize telecommunications and GPS (global positioning satellite) technology, other infrastructure, and hardware provided by third parties. The third party providers of such technology and infrastructure, with respect to a particular customer's system, vary depending on the location of the customer and whether or not the customer has a business relationship with a third party provider. Accordingly, the Company is not dependent on any particular third party's technology or infrastructure for its software systems to function. These third parties are typically major CDPDs (cellular digital packet data providers) such as AT&T Wireless Data, Inc. ("AT&T Wireless"), Bell Atlantic Corporation ("Bell Atlantic"), and GTE Mobilnet Service Corp. ("GTE MobilNet"), or dedicated radio frequency data network providers such as RAM

Mobile Data USA Limited Partnership ("RAM Mobile Data") and Motorola Inc. ("Motorola"). The Company's AMO system requires computer hardware and services from third party providers, and interfaces with dedicated radio frequencies owned by the Company's customers which require special radio equipment provided by companies such as Motorola and Dataradio Corp. The Company's customers may purchase such technology, infrastructure, services and hardware directly from these providers, and, with respect to radio equipment, through authorized dealers as well.

                  The Company's software is compatible with virtually all operating systems. The Company has installed its systems in more than 60 agencies, primarily law enforcement agencies located in the state of New York. Recently the Company acquired an account in Arkansas and Georgia. The Company provides a full range of product support and maintenance services, both on-site and by remote connection.

                  The Company's Board of Directors has determined that the Company's efforts should be focused on the e.TV Business and, accordingly, is currently seeking to sell the Public Safety Software Business.

         Public Safety Software Industry Background
         ------------------------------------------

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

         Public Safety Software Development of Technology
         ------------------------------------------------

                  The Company's overall technology has been developed and enhanced over approximately a nine year period. Its current versions, developed over the past two years, include Windows-based applications with graphical user interfaces and operate on Windows 95/NT. The Company's technology is not patented or covered by any registered copyrights; however, the Company believes that its software programs have copyright protection under common law. The Company does not license any technology from third parties other than technology for certain operating software. The Company undertakes research and development to enhance existing, technology and products. See Item 1 - "Description of Business - Public Safety Software Business Description - Public Safety Software Research and Development" for a discussion of the Company's research and development activities.

         Public Safety Software Products and Services
         --------------------------------------------

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

                  In May  1997,  the  Company  received  the  1997  Long  Island
Software Awards ("LISA") software product of the year award for its ALECS 2000(TM) software. The Company competed with 15 finalists for this award including, among others, Long Island Lighting Company (now known as LIPA) ("LILCO"), Henry Schein, Inc., Life Sciences Associates, Lightstone Group, and Quantum Research and Technologies, Inc. The 1997 LISA was sponsored by the Long Island Research Institute, State University of New York at Stony Brook, Cheyenne Software, Inc., Computer Associates, Inc., LILCO, Renaissance Technologies and Symbol Technologies, Inc., among others.

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

                  The Company has sold AMO systems to several municipalities and has successfully installed such AMO systems in Onondaga County (New York) for its E911 department which covers multiple agencies such as police, fire and EMS departments, the Putnam County (New York) Sheriff's Department, the Johnson City Police Department (in Broome County, New York), the Glens Falls Police Department (in Warren County, New York), the Johnstown Police Department (in Fulton County, New York), the City of Lockport (in Niagara County, New York), the City of Port Jervis (in Westchester County, New York) and the Long Beach, Garden City and Malverne Police Departments (in Nassau County, New York). See
Item 1 - "Description of Business - Public Safety Software Business  Description
- Public Safety Software Customers."

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

                           Services

                  Installation and Training. System installation is an integral part of the Company's services. The Company's installation procedure commences with an in-depth consultation with the customer to determine the appropriate modules needed to meet the customer's particular requirements within budgetary parameters. Once the customer's needs have been identified, the

Company provides customized system design and file creation. The Company then implements the system, undertakes system start-up and provides training for the customer's personnel in the operation of the Company's software products.
Customer training is conducted either at the customer's site or at a remote location, and can range up to several days, depending on the customer's particular system.

                  Consulting. The Company provides consulting services to public safety departments, in addition to custom installation. Consulting can include the design of a new module for a department. Customers pay a weekly, daily or hourly fee for these services.

                  Support and Maintenance. The Company provides post-installation system software maintenance and training support for all of its software products. The Company's systems support teams, which include communications and software technicians and program developers, are available to assist customers via telephone access, 24 hours a day, seven days a week, 52 weeks a year, and provide on-site support, pursuant to a software maintenance agreement. Software updates and enhancements to the modules are included under maintenance contracts. Customers pay the Company a set monthly service fee (currently ranging between 1% and 2% of the installation contract value) which is dependent on the extent and complexity of the customer's system. Currently, the Company has maintenance agreements with all of its customers. During the fiscal years ended December 31, 1997 and 1998, support and maintenance income represented approximately 53% and 28%, respectively, of the Company's revenues.

         Public Safety Software Research and Development
         -----------------------------------------------

                  Since the Company's IPO, the Company has spent approximately $1,700,000 on product enhancement and development, including, without limitation, development and beta-testing the V-CAD technology, development of graphical user interface technology (which converts text- driven systems to a more user-friendly menu-driven system), and Structured Query Language (SQL).
 By utilizing Structured Query Language in conjunction with the Company's database and the operating system software used by the Company, any field of data can now be used as an analysis tool. The data structure provides for the ability to use any of the information from reported crimes, such as time-of-day or crime type, and submit a specialized query, which will result in a customized search for a specific report.

         Public Safety Software Intellectual Property Rights and Licenses
         ----------------------------------------------------------------

                  The Company's software system products are based on approximately 3,000 interdependent software application programs and system utility modules, including software developed for creating applications of the modules. The Company's technology is not patented and the Company has not obtained, or applied for, copyright registration for any of its software. Although the registration of a copyright in the United States copyright office provides a rebuttable presumption of the copyright's validity, such registration is not required to make a copyright legally effective, and the Company believes that its software programs have copyright protection.

                  The Company believes that it takes at least two to three months of training for a programmer to grasp the complete structure of the Company's software. The Company requires that employees sign an agreement of nondisclosure and assignment of development rights. While large software vendors often institute lawsuits to protect software property rights against infringers, the Company believes that, in its case, the complexity and total system integration of the Company's products best protects its trade secrets. There can be no assurance that the intellectual property and contractual rights on which the Company relies to protect its intellectual property and confidential and proprietary information will provide it with meaningful protections.

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

         Public Safety Software Sales and Marketing
         ------------------------------------------

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

                  The Company's marketing strategy primarily relies on direct marketing efforts by one salaried salesperson and a number of independent representatives who represent the Company outside of the New York metropolitan area.

                  Direct Marketing. The Company currently participates to a limited extent in public safety conferences and trade shows, holds regional seminars and presents and conducts demonstrations. However, as indicated above, the recent redirection of business focus from the public safety area to e-commerce and telecommunications has resulted in a substantial reduction of marketing efforts (direct and otherwise) related to public safety software and systems.

                  Current Customers. Generally, once a system is designed and installed for a customer, there is little repeat business other than maintenance and support, and the provision of software enhancements or updates. Accordingly, the Company's sales efforts to current customers for add-on products is minimal.

                  Subcontracting and Strategic Business Alliance Opportunities. The Company has sought to create strategic business alliances and subcontractor relationships with large system integrators and public network providers in order to have the resources needed to establish a presence in the "large size" market segment (i.e. departments or agencies with more than 200 sworn officers or personnel). The purpose of the strategic business alliances has been to establish a relationship between the Company and large system integrators or public network providers (each an "Alliance Partner") whereby the Company and the Alliance Partner would cooperate and complement each other's efforts in identifying, proposing and marketing their own products and services and integrated systems to public safety customers. The strategic business alliance which the Company has sought to establish typically provides for the Company and its Alliance Partner to agree upon a particular teaming arrangement (with each party assuming defined roles and responsibilities in order to more effectively compete for future business opportunities and programs), and, with respect to mutually agreed projects, to jointly market and support each other's services without soliciting services or products from other sources or offering services and products to other contractors. Strategic business alliances are currently in place with AT&T (which expires in February 2000 and is automatically renewable for successive one year terms) and Alpine Software Incorporated (which expires in March 2001), and subcontractor relationships have been established with Data General (which is terminable by either party upon 30 days prior notice) and Unisys Corporation (which expires May 29, 1999, but automatically renews and is cancellable at that time by either party upon 60 days prior written notice). The Company has also sought subcontractor relationships with system integrators and network providers including International Business Machines Corp. ("IBM") (with which the Company has acted as a subcontractor in the past, as described below), Bell Atlantic, Motorola and RAM Mobile Data. No significant revenues have been derived to date from the Company's established strategic alliances (which set forth the relationship of the parties in the event of a system installation and do not relate to any particular customer contracts) and no assurances can be given that the Company will derive revenues therefrom. In addition, no assurances can be given that the Company will enter into any other business alliance or subcontractor relationships.

                 The Company monitors state and local governmental announcements of officially published requests for proposals ("RFPs") to find business alliance or subcontracting opportunities. The selection of the appropriate large system integrator by the Company as a potential business alliance partner or prime contractor often depends on the specifications in the RFP. The Company has sought to contact large system integrators in order to demonstrate the Company's product capabilities and to establish a credible presence for participating in "large size" market segment projects.

         Public Safety Software Customers
         --------------------------------

                  The Company has installed various modules of its public safety software systems for, and provides maintenance and support services to, approximately 61 customers, 57 of which are law enforcement agencies and four of which are county-wide systems including police, fire and EMS departments. The following customers accounted for the following percentages of public safety software sales for the year ended December 31, 1997: Chemung County (New York), 12.6%; and the Malverne Police Department (Nassau County, New York), 10.2%. No other customer accounted for 10% or more of the Company's public safety software sales during such period. The following customers accounted for the following percentages of public safety software sales for the year ended December 31, 1998: Putnam County Sheriff, 27.6%; and Westchester County, 10.9%. No other customer accounted for 10% or more of the Company's public safety software sales during such period. The Company does not rely on past customers for future revenues from sales and installations of public safety software systems.

                  Typically, a customer will procure a public safety software system from the Company under a perpetual license, pursuant to which the Company will be paid a percentage of the license fee at the time the contract is entered into, and then will receive further installments as certain performance milestones are met, until completion of the contract. After the contract is completed, any further revenues from that customer are usually derived from a maintenance and support contract. From time to time, however, the Company may receive additional contracts from an existing customer for add-on modules.

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

         Public Safety Software Competition
         ----------------------------------

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

                  The Company believes that more intense competition exists in the "large size" market segment in which the system price ranges widely (between $1 million and $100 million) depending on the size of the customer and the complexity of the system (as compared to the Company's typical sale in the "small size" and "medium size" market segments, which historically has ranged between $25,000 and $350,000). The "large size" market is dominated by software vendors, such as PRC Public Safety, Inc. and Systemhouse, Ltd., and large system integrators such as IBM, Andersen Consulting, Electronic Data Systems and Harris Corporation. In order to penetrate the "large size" market segment, the Company has pursued strategic business alliances or subcontracting relationships with large systems integrators having greater financial resources and name recognition than the Company.

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

Employees

                 The Company has engaged the services of Payroll Transfers, Inc. ("PTI"), a professional employer organization, to manage all payroll administration, human resource management and workers' compensation matters. The Company believes that by so doing it is able to apply its resources to the revenue-producing areas of business. For the above services, the Company's financial exposure is less than 0.75% of gross payroll over statutory requirements. As a result of this relationship, the Company's employees are co-employees of the Company and PTI.

                  The Company currently has 30 full-time employees. Twenty-three employees are dedicated to the e.TV Business and include executive, sales and marketing, operational and administrative personnel. This does not include e.TV's Representatives who are independent contractors. Seven employees are dedicated to the Public Safety Software Business and include four software developers/programmers, one project manager, one sales person, and one executive and administrative staff member. The Company also has two part-time public safety industry consultants. Management believes that its relations with its employees are satisfactory.

Item 2.           Description of Property

                  The Company's executive offices are located at 77 Spruce Street, Cedarhurst, New York where it leases approximately 5,000 square feet of space. The premises are held pursuant to a five year double net lease that expires in September 2001 and provides for a base annual rental of approximately $85,000.

                  e.TV's offices are located at 12735 Gran Bay Parkway West, Building 200, Jacksonville, Florida and consist of approximately 10,000 square feet of space. e.TV occupies the space on a month-to-month basis pursuant to an oral understanding that provides for termination upon 60 days notice by either party. The Company dose not pay for the use of the space; however, the Company does pay for administration and back office services. The Company anticipates that, if the month-to-month understanding terminates, e.TV will seek comparable space in the Jacksonville, Florida area. If e.TV relocates, it will not be able to obtain premises on comparable terms as the current arrangement. Additionally, although e.TV anticipates it will be able to obtain alternative space, it can give no assurance that such space will be available to its specifications at the time of a move. See Item 1 - "Description of Business - e.TV Business
Description - e.TV Principal Suppliers - Back Office Operations and Administrative Support."

                  The Company believes that its premises are adequate for its needs for the foreseeable future.

Item 3.           Legal Proceedings

                  In March 1999, an action was instituted in the Supreme Court of the State of New York, Nassau County, by Rugby National Corp. ("Rugby"), Harvey Weinstein ("Weinstein") and Credomarka National Corp. ("Credomarka") against the Company, Rugby Acquisition Corp. ("RAC"), a wholly owned subsidiary of the Company, and Mark Honigsfeld, Chief Executive Officer of the Company.

                  In the complaint, the plaintiffs allege, among other things, that (i) the Company willfully failed without good cause to consummate the Agreement and Plan of Merger among Rugby, Weinstein, Compu-DAWN and RAC dated April 22, 1998 (the "Merger Agreement") pursuant to which, among other things, RAC and Rugby were to merge; (ii) Rugby's business was allegedly damaged after the Company consummated a $5,000,000 private placement (the "Private Placement") (see Item 6- "Management's Discussion and Analysis or Plan of Operation") and subsequently terminated the Merger Agreement; (iii) the Company's alleged breach of the Merger Agreement was a breach under a certain Loan and Security Agreement between the Company, as lender, and Rugby, as borrower (the "Loan and Security Agreement"), which was entered into contemporaneously with the Merger Agreement; and (iv) Mr. Honigsfeld falsely induced Rugby and Weinstein to give their consent to the Private Placement. The plaintiffs are claiming damages in the aggregate amount of $6,000,000, and are seeking a declaratory judgment that (i) the Loan and Security Agreement and related pledge agreements are unenforceable, and (ii) the collateral securing Rugby's obligations for the loans made pursuant to the Loan and Security Agreement be returned.

                  The Company and Mr. Honigsfeld believe that they have meritorious defenses to all of the plaintiffs claims. As previously reported in the Company's Current Report on Form 8-K for an event dated September 1, 1998, the Company terminated the Merger Agreement in accordance with its terms based on the lack of fulfillment of the conditions to the Company's obligation to close. The Merger Agreement contains a $1,000,000 liquidated damage provision as the sole and exclusive remedy if the Company failed to consummate the transactions contemplated by the Merger Agreement and each and every condition to the Company's obligation to close had been satisfied in a timely manner. Rugby remains in default under the Loan and Security Agreement.

                  The Company intends, and Mr. Honigsfeld has advised the Company that he intends, to vigorously defend this action and each will consider pursuing counterclaims they may have against the plaintiffs. Due to the inherent uncertainties in litigation, the Company cannot predict nor guarantee the outcome of this litigation.

Item 4.           Submission of Matters to a Vote of Security Holders

                  At an annual meeting of stockholders held on November 2, 1998, the stockholders of the Company elected William D. Rizzardi and Alfred Luciani as Class I Directors and Mark Honigsfeld and Harold Lazarus, Ph.D. as Class II Directors and approved the issuance of Common Shares underlying the Company's Series A Preferred Shares and Series B Preferred Shares. The number of votes with regard to the foregoing was as follows:


         (i)      Election of Directors

                                                              Voted for                 Proxy Withheld in
Nominee                             Class                     Election                  Vote for Election
-------                             -----                     --------                  -----------------

William D. Rizzardi                 Class I Director          2,672,169                          0
Alfred Luciani                      Class I Director          2,672,169                          0
Mark Honigsfeld                     Class II Director         2,672,169                          0
Harold Lazarus, Ph.D.               Class II Director         2,672,169                          0

         (ii)     Approval of Issuance of Common Shares Underlying
                  Series A Preferred Shares and Series B Preferred Shares


                  For: 1,340,641            Against: 67,525            Abstain:   11,675



                                     PART II

Item 5.        Market for the Registrant's Common Stock and Related Stockholder
               Matters

Market Information

                  Upon completion of the Company's IPO on June 10, 1997, the Company's Common Shares began trading under the symbol "CODI" on the Nasdaq SmallCap Market. On March 5, 1999, the Company changed its symbol to "ETVC". Prior to June 10, 1997 there was no public trading market for the Company's securities. The following table sets forth, for the periods indicated, the range of high and low bid prices of the Company's Common Shares as furnished by The Nasdaq Stock Market, Inc. The quotations set forth below reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                                                           High       Low
                                                                                           ---       ----
         1997
         ----
                  Second Quarter (1) ............................................       $  6.19      $ 5.00
                  Third Quarter     .............................................       $  6.13      $ 5.25
                  Fourth Quarter.................................................       $  9.25      $ 5.38

                                                                                          High       Low
                                                                                          ----       ---
         1998
         ----
                  First Quarter  ...............................................        $  9.75      $ 5.81
                  Second Quarter  ...............................................       $ 15.13      $ 4.50
                  Third Quarter     .............................................       $  6.25      $ 1.00
                  Fourth Quarter.................................................       $  6.50      $ 1.13

------------
(1) Commencing on June 10, 1997, the effective date of the Company's IPO.

Holders

                  The Company has been advised by its transfer agent (American Stock Transfer & Trust Co.) that the approximate number of record holders of the Common Shares as of February 28, 1999 was 36. The Company has been advised by Automatic Data Processing, Inc. that there are approximately 2,000 beneficial owners of its Common Shares.

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

Recent Sales of Unregistered Securities

                  In addition to the sales of unregistered securities disclosed in the Company's Form 10-QSB for the period ended June 30, 1998, the Company sold the following unregistered securities during the period covered by this report.

                  As of October 20, 1998, the Company issued 10,000 Common Shares to David Loewenstein as an inducement to enter into a one-year Consulting Agreement, pursuant to which Mr. Loewenstein agreed to provide the Company advisory services related to the telecommunications industry and the Company's operations in such industry. In consideration for his services, pursuant to the Company's 1996 Stock Option Plan, Mr. Loewenstein was also granted five-year options to purchase 50,000 Common Shares.

                  On December 11, 1998, the Company issued 26,250 Common Shares to JNC Strategic Fund Ltd. ("Strategic") and 48,750 Common Shares to JNC Opportunity Fund Ltd. ("Opportunity") in consideration for the agreement by Strategic and Opportunity to extend the deadline for the Company to file a registration statement covering the resale of Common Shares or underlying the Series A Preferred Shares, Series B Preferred Shares and warrants held, by Strategic and Opportunity.

                  These transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. The Company determined that
Loewenstein, Opportunity and Strategic were sophisticated investors. Such issuances of Common Shares was without the use of an underwriter, and the certificates evidencing such Common Shares bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act. The Company's registration statement covering the resale of the Common Shares owned, or underlying the Series A Preferred Shares, Series B Preferred Shares and Warrants held, by Strategic and Opportunity was declared effective by the SEC on December 15, 1998.

Use of Proceeds from Initial Public Offering

                 The Company's Registration Statement of Form SB-2 (Registration No. 333-18667), covering the issuance of 1,380,000 Common Shares (including 180,000 Common Shares covering overallotments) at $5.00 per share, or an aggregate of $6,900,000 (including overallotment proceeds), was declared effective on June 10, 1997. The offering, which was underwritten on a firm commitment basis, and the overallotment, closed on June 16 and June 24, 1997 respectively. The managing underwriter of the offering was E.C. Capital Ltd.

                  The following is a breakdown of the Company's use of the proceeds from, and expenses incurred in connection with, the offering through December 31, 1998:

                                    Offering:
                                    ---------

         Gross proceeds (including over-allotment)                   $6,900,000
         Underwriting discounts and commissions (1)                    (690,000)
         Expenses paid directly to underwriter                         (322,500)
         Other expenses (1)                                            (261,626)
                                                                    ------------
         Net proceeds                                                $5,625,874
                                                                      ==========


                        Use of Proceeds Through December 31, 1998:
                        ------------------------------------------

          Product enhancement and development (1)(3)                 $ 1,720,000
          Repayment of indebtedness (2)                                  770,000
          Marketing and advertising (1)(3)                               430,000
          Hiring/training personnel (1)(3)                               140,000
          Equipment purchases (1)(3)                                     225,000
          Working capital(3)(4)                                        2,340,874
                                                                       ---------
                                                                     $ 5,625,874
                                                                     ===========
           ----------

     (1) Paid directly to persons other than directors or officers of the Company or their associates, or persons owning 10% or more of any class of equity securities of the Company, or affiliates of the Company.

     (2) Represents the repayment of a bridge loan. $130,000 was paid to affiliates of the Company who participated in the bridge loan. $640,000 was paid directly to persons other than directors or officers of the Company or their associates, or persons owning 10% or more of any class of equity securities of the Company, or affiliates of the Company.

     (3)  Approximate.

     (4)  Used for general operating activities.


                  As of December 31, 1998, all proceeds from the IPO had been utilized.

Item 6. Management's Discussion and Analysis or Plan of Operation

           Introduction

                  The Company was incorporated in the State of New York on March 31, 1983 under the name of Coastal Computer Systems, Inc. The Company was reincorporated in the State of Delaware under its present name, Compu-DAWN, Inc., on October 18, 1996. Prior to January 1999, the Company was engaged solely in the business of designing, developing, licensing, installing and servicing computer software products and systems for the law enforcement and public safety industry. Historically, the Company's products have been marketed predominantly in the State of New York.

                  During 1998, the Company generated revenues from the granting of non-exclusive, non-transferable and non-assignable licenses to use software it has developed, through fixed price contracts. Revenues from such fixed price contracts are recognized using the percentage of completion method of accounting. The Company retains title to the software and warrants that it will provide technical support and repair any defects in the software at no charge. The warranty period for each contract is negotiated individually, with the periods ranging from 90 days to three years. To date, repair costs have been minimal and, therefore, the Company has not had to establish a reserve for warranty costs.

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

                  See below as regards the surrender of assets by LocalNet to e.TV and the Company's entry into the telecommunications and Internet services marketing business.

           Results of Operations

           Revenues

                  Total revenues for the year ended December 31, 1998 were $1,248,489 as compared to $591,375 for the prior year, an increase of $657,114 or 111%. This increase was a result of a $622,000 increase in software sales and an increase in maintenance revenues of approximately $35,000.

           Costs and Expenses

                  Total costs and expenses decreased when comparing 1998 to 1997 to $2,899,697 from $3,537,773.

                  Programming costs and expenses increased to approximately $460,000 for 1998 from approximately $407,000 for 1997. This increase primarily encompasses salaries and wages that are related to the Company's main computer programming system. General and administrative costs decreased from approximately $2,195,000 to approximately $1,924,000 when comparing 1998 to 1997. This decrease was primarily related to a decrease in sales salaries due to an overall reduction in the Company's sales force. Research and development costs decreased significantly from 1997 to 1998, approximately $936,000 to approximately $516,000, since, during 1998, the Company did not focus on the design or production of new products, but instead concentrated on enhancing and maintaining existing products.

                  The Company's operating loss for 1998 was $1,651,208 as compared to $2,946,398 for 1997, an improvement of $1,295,190, due to the increase in revenues and decrease in costs described above.

           Other Income and Development

                  Interest and other income for 1998 aggregated approximately $332,000 as compared to approximately $120,000 for 1997. This increase was due to the increase in cash which resulted from the Company's private offering of preferred stock in June 1998, as described below, and consulting fees earned in connection with LocalNet, also described below.

                  In 1997, the Company fully amortized approximately  $1,588,000 of deferred  financing  costs  which  resulted  in overall  interest  expense of
$1,610,505. For 1998, interest costs aggregated only $17,459. In 1998, the Company entered into and then terminated a potential investment transaction (see below). The Company expensed a loss due to this terminated transaction of $296,952. Also in 1998, the Company loaned $1,900,000 to LocalNet, an unaffiliated Florida corporation. In a transaction which occurred subsequent to the Company's year end, LocalNet surrendered certain of its assets to e.TV in satisfaction of $750,000 of the aforementioned loan, with the balance of $1,150,000 being treated as uncollectible (see discussion below). Accordingly, the Company has determined that this uncollectible portion of the loan is impaired and has expensed this amount in 1998.

           Net Loss

                  For the year ended December 31, 1998, the Company had a net loss of $2,783,552, or $.95 per share. For the year ended December 31, 1997, the Company had a net loss of $4,436,745, or $1.95 per share. The explanations for these losses are included in the above discussions.

           Liquidity and Capital Resources

                  In January 1997, the Company entered into a secured credit facility loan agreement (the "Credit Agreement") with Mark Honigsfeld, Chief Executive Officer and then Chairman of the Board of the Company, pursuant to which the Company borrowed $200,000. The Company and Mr.

Honigsfeld agreed to convert this loan into 40,000 Common Shares (an effective conversion price of $5.00 per share) upon the closing of the IPO. In April 1997, the Company and Mr. Honigsfeld amended the Credit Agreement to provide for a new line of credit of $500,000. In May 1997, the Company borrowed an additional $200,000 under the Credit Agreement of which $50,000 is outstanding at December 31, 1998 ($150,000 was outstanding at December 31, 1997). The repayment of up to $200,000 under the Credit Agreement is secured by a first priority security interest in all the assets owned by the Company.

                  In June 1997, the Company successfully completed an initial public offering of its Common Shares. The Company sold 1,380,000 of its Common Shares at a price of $5.00 per share and realized net proceeds of approximately $5,626,000.

                  At December 31, 1998, the Company had cash and marketable securities of $4,378,000, accounts receivable of $319,000, a current ratio of
13.8 to 1 and a net worth of $5,298,000. At December 31, 1997, the Company had cash of $3,081,000, accounts receivable of $72,000, a current ratio of 8.3 to 1 and net worth of $3,206,000. The overall improvement from 1997 to 1998 is the result of a private offering of preferred stock (which is described below), net of the losses incurred during 1998 as described above.

                  In June 1998, the Company completed a private placement of securities. The Company sold 3,250 units (consisting, in the aggregate, of 3,250 Series A Preferred Shares and warrants to acquire 57,497 Common Shares) at a price of $1,000 per unit and 1,750 units (consisting, in the aggregate, of 327,103 Common Shares and warrants to acquire 32,710 Common Shares) also at a price of $1,000 per unit. The Common Shares were subsequently exchanged for 1,750 Series B Preferred Shares. From this private placement, the Company realized net proceeds of approximately $4,723,000.

           Cash Flows

                  For the years ended December 31, 1998 and 1997, cash utilized by operating activities was $1,278,214 and $2,311,314, respectively. The primary reasons for the decrease in cash used for operating activities were an increase in cash collected from customers and an increase in interest and other income mentioned previously.

                  For the year ended December 31, 1997, $135,205 of cash was utilized by investing activities, primarily for fixed asset purchases. For 1998, the Company used $3,913,517 of cash in this category. During the current year, the Company purchased $2,000,000 of marketable securities, using the net proceeds from the private Preferred Stock offering, and loaned LocalNet $1,900,000 (See "Subsequent Event" below).

                  In 1997, the Company generated cash from financing activities of $5,241,275, principally as a result of the completion of the IPO offering. For 1998, the Company generated cash of $4,638,878 in this category, principally due to the completion of the private offering.

           Termination of Potential Investment Transaction

                  On April 22, 1998, the Company entered into an agreement (the "Merger Agreement") to acquire an indirect 50% beneficial interest in Press-Loto, a Russian company which claimed to have the right to operate the first national on-line lottery in Russia pursuant to a license (the "Lottery License") from the Russian Ministry of Finance to the Union of Journalists of Russia (the "Union"). The Merger Agreement provided that, at the time of the closing, 40% of Press-Loto was to be owned by the Union and its charity with a private group holding a minority interest. The transaction was structured as a merger (the "Merger"), pursuant to which Rugby Acquisition Corp., a wholly-owned subsidiary of the Company, was to merge into Rugby National Corp. ("Rugby") with Rugby as the surviving entity and a wholly-owned subsidiary of the Company. At the time of closing, Rugby was to directly own 50% of Press-Loto.

                  On September 1, 1998, the Company issued a press release announcing that it had terminated the Merger Agreement due to the lack of fulfillment of the conditions to its obligation to close.

                  See Note 14 of Notes to Financial Statements regarding subsequent litigation concerning this matter.

           Subsequent Event

                  During 1998, and the first few days of 1999, the Company loaned an aggregate of $1,900,000 to LocalNet, an unaffiliated Florida corporation in the telecommunications and Internet services marketing business. These loans were originally due in one year, bearing interest of 12% per annum and were secured by a collateral interest in all of LocalNet's tangible and intangible assets and a pledge of the common stock of LocalNet owned by its Chairman of the Board and its Chief Executive Officer.

                  On January 7, 1999, the Company assigned its interest in this loan to e.TV. On January 8, 1999, following a default, LocalNet peacefully surrendered the assets representing the collateral underlying this loan. The fair value of the assets at the time of surrender was determined to be approximately $750,000. Accordingly, the Company has written down the loan receivable by $1,150,000, in order to reflect this receivable at its fair value.

                  Through  e.TV,   the  Company  began   operations  in  various
businesses similar to that of LocalNet in January 1999.

           Backlog

                  The Company's backlog of software contracts for its Public Safety Software Business as of March 25, 1999 aggregated approximately $875,000 (including one year maintenance fees).

These contracts when completed (usually within six months to one year) are expected to generate approximately $157,000 of additional annual maintenance revenue following the completion of the warranty and initial maintenance periods.

           Other

                  The Company believes that the net proceeds from the private placement and funds expected to be generated from operations will be sufficient for working capital purposes for at least the ensuing 12 month period.

           Year 2000 Issues

                  The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has instituted a Y2K compliance program, the objective of which is to determine and assess the risks of the Y2K issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that, for a computer system or business process to be Y2K compliant, it must be designed to operate without error in date and date-related data prior to, on and after January 1, 2000. The Company expects to be fully Y2K compliant with respect to all significant business systems prior to May 31, 1999.

                  The Company's Y2K plan consists of four phases: (1) assessment and analysis of "mission critical" systems and equipment; (2) remediation of systems and equipment, through strategies that include the enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems; (3) testing of systems and equipment; and (4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Company's results of operations, liquidity or financial position.

                  Public Safety Business

                  With regard to information technology systems ("IT systems"), the first three steps of this plan, assessment, remediation, and testing, are complete, and the Company is currently in the contingency planning phase for all IT systems and equipment. The remediation program consisted largely of updating all software and operating systems with the purchase of the latest
"off-the-shelf" versions of such items. Management believes that all of the Company's public safety IT systems and equipment have been remediated.

                  Assessment, remediation and testing were all performed by the Company's staff, at a cost that is not believed by the Company's management to be material. Y2K costs are expensed as incurred.

                  An inventory and assessment of all non-IT systems (items containing embedded chips, such as elevators, electronic door locks, telephones, etc.) is being undertaken. The great majority of these non-IT systems are not believed to be potential sources of significant disruption, although the contingency plans (described below) will address non-IT Y2K failure as well as IT systems failure.

                  e.TV Business

                  The great majority of the IT systems that the Company uses in connection with its e.TV Business is contained in one software package, which package enables the Company to run its network marketing operations. Management has identified this software package as the single most important group of IT systems used in the e.TV Business which must be made Y2K compliant. Remediation of these systems was accomplished by the supplier of the software package, which has also given written certification to the Company of the package's Y2K compliance.

                  In addition to the network marketing operations software, there are several smaller IT systems. These are provided by Atlantic Teleservices, the company which also provides the facility from which the e.TV Business activities are operated. Management of the Company believes that these smaller IT systems, as well as the various non-IT items under Atlantic Teleservices' control, do not, either singly or in the aggregate, represent a material Y2K compliance issue. Remediation of these items, if necessary, will have to be accomplished by Atlantic Teleservices. Management has requested assurances from Atlantic Teleservices that the IT and the non-IT aspects of the facility will be Y2K compliant in a timely fashion. Management's contingency plan will address both IT and non-IT non-compliance.

                  Contingency Plans

                  The Company's management is in the process of developing a "worst-case scenario" with respect to Y2K non-compliance and to develop contingency plans designed to minimize the effects of such scenario. Although management believes that it is very unlikely that any of these worst-case scenarios will occur, contingency plans will be developed and will address both IT system and non-IT system failure.

                  Public Safety Business. Management believes that all of its IT systems are currently compliant, and that there are no third party suppliers or customers whose IT system Y2K non-compliance will affect its own operations. However, management is aware that some of the public safety agencies to whom it has sold and installed systems may be using other systems, and/or components, that interface with the Company's products and which may not be Y2K complaint. The use of such other systems and/or components may disrupt or even completely disable an agency's entire IT system, or significant parts thereof. Notwithstanding that any such event would have no direct bearing on the Company's operations, the Company is alerting its customers to the possibility of this problem and suggesting that they test all aspects - both hardware and software of their systems.

                  The only non-IT system whose Y2K non-compliance could materially affect the Company's public safety business is its telephone system. The Company's contingency plan, which is in place currently, consists of the availability of multiple wireless phones and the ability to switch incoming lines from its PBX system to standard analog phones.

                  e.TV Business. In the event of Y2K- related computer failure, there could be material adverse effects on both the Company's internal operations and to its customer-support operations. The Company could be unable to support its customer base because its computer system would not be functioning. In such event, the Company plans to use one of its backup computers, which will have its clock set back a year at some time prior to December 31, 1999. This plan will be activated if the Company's remote support systems do not function past January 1, 2000. In addition, management has begun to formulate a contingency plan to address the consequences of Y2K-related IT failure to its own operations. This plan will include the printing out of hard copies of all records contained in the systems package for the network marketing operation, and the implementation of manual processing systems, to the extent feasible. Management expects this plan to be fully formulated and in place by June 30, 1999.

                  In terms of non-IT and third-party Y2K non-compliance, the worst-case scenario for the Company's e.TV Business would involve the loss of electricity and telephone lines simultaneously. The loss of telephone lines by itself would not present a significant disruption, due to the fact that the Company has telephone lines that are not routed through its PBX system, and also has multiple wireless telephones which would be available in such situation; in addition, in the event the PBX system stops functioning altogether, the Company has the capacity to remove incoming lines to standard analog telephones. The Company has both wireless and land line telephone service suppliers, so that management believes that the complete loss of telephone communications is unlikely. A much more significant potential problem is the loss of electricity, due to the fact that the Company has no alternate supplier. If the electrical system fails but the Company has access to telecommunications, it would be able to supply its customers with telephone support and limited direct system support. If, however, both the telephone and electrical systems were not functional at the same time, the Company would not be able to function for an indeterminate period of time.

                  The Company intends to request assurances of Y2K readiness from its telephone and electrical suppliers. However, management has been informed that some suppliers have either declined to provide the requested assurances, or have limited the scope of assurances that they are willing to give. If suppliers of services that are critical to the Company's operations were to experience business disruptions as a result of their lack of Y2K readiness, their problems could have a material adverse effect on the financial position and results of operations of the Company. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness of contingency plans to mitigate the effect of any such failure is largely untested. Management cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of Y2K issues.

           Forward Looking Statements

                  Except for historical information contained herein, the matters set forth above contain forward looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward looking statements. Potential risks and uncertainties include such factors set forth on page 1 of this Annual Report on Form 10-KSB under "Forward Looking Statements."

Item 7.   Financial Statements

                  The audited financial statements of the Company as at December 31, 1998 and 1997 and for the years then ended are included in this Annual Report on Form 10-KSB following Item 13 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

                  The names and ages of, and the positions held by, the executive officers and directors of the Company are set forth below.


                                                                                                Class of
Name                               Age         Positions Held                                   Directorship
----                               ---         --------------                                   ------------

Robert E. (Teddy) Turner, IV        35         Chairman of the Board and Director                     III
                                               of the Company, Director of e.TV

Mark Honigsfeld                     44         Chief Executive Officer,                                II
                                               President, Secretary and Director of
                                               the Company; Chief Executive
                                               Officer, Secretary, Treasurer and
                                               Director of e.TV

Rudy C. Theale, Jr.                 24         Executive Vice President and Director                   II
                                               of the Company; President and
                                               Director of e.TV

Louis Libin                         39         Chief Technology Officer, Senior                        III
                                               Executive Vice President and Director of
                                               the Company; Senior Executive Vice
                                               President and Director of e.TV

Harold Lazarus, Ph.D.               71         Director of the Company                                 II

Faith Griffin                       49         Director of the Company                                  I

Christopher Liston                  38         Director of the Company; Vice                            I
                                               President of Business Development of e.TV

David Greenspan                     33         Chief Financial Officer of the Company;                 -
                                               Chief Financial Officer and Treasurer of e.TV



Robert E. (Teddy) Turner, IV

     Mr. Turner joined the Company in January 1999 as Chairman of the Board. He was elected as a director of the Company in March 1999. Mr. Turner was the founder of, and served from December 1997 until September 1998 as Chairman of the Board and President of, Zekko Corp. ("Zekko"). Zekko operated predominantly in the areas of technology acquisition, development and marketing. From October 1996 until December 1997, Mr. Turner served as the President of Turner Telecommunication, an organization which concentrated in the acquisition and development of telecommunication products. Mr. Turner specialized in the research and analysis of potential telecommunication product acquisitions. From June 1993 until October 1996, Mr. Turner was a manager with Turner Home Entertainment, a domestic home video company where he was responsible for the Southeastern United States sales and promotional divisions. Mr. Turner has been a director of All Seasons Vehicles, Inc., a publicly traded manufacturer of track driven all season vehicles, since April 1997, and Chairman of the Board of U.S. Bison Co., an Atlanta, Georgia- based bison ranching company. Mr. Turner sits on the Boards of several foundations including The Turner Foundation, Inc., Jane Smith Turner Foundation, and the Georgia Chapter of Juvenile Diabetes Foundation. He also sits on the Board of Trustees of St. Mary's College of Maryland. Mr. Turner holds a Bachelor of Science Degree in Business Administration from the Citidel.

Mark Honigsfeld

     Mr. Honigsfeld joined the Company as Chairman of the Board, Secretary and a director in August 1996 and, effective October 1, 1996, he was elected Chief Executive Officer of the Company. In January 1999, he was elected President of the Company and the Chief Executive Officer, Treasurer and Secretary and a director of e.TV. In 1978, Mr. Honigsfeld founded Facelifters Home Systems, Inc. ("FACE"), a cabinet manufacturing and installation company for which he served as Chief Executive Officer and Chairman of the Board until April 25, 1996. On such date, FACE, a publicly-traded company, was acquired by a New York Stock Exchange company in a transaction valued at approximately $70 million to FACE's stockholders. Prior to the merger, FACE's revenues on an annualized basis approached $50 million. As the founder, Chief Executive Officer and Chairman of the Board, Mr. Honigsfeld was directly involved in the planning and development of almost all areas of FACE's business, including corporate finance, public offerings, investor relations, mergers and acquisitions, licensing, product design and engineering, sales and marketing, manufacturing, field installation, customer service, management information services and management training. Prior to the sale transaction, FACE had approximately 600 employees and associates representing its products and services at 28 locations in 14 states, approximately 135 telemarketing personnel, 180 direct sellers, 120 manufacturing employees and 165 supervisory, management and administrative personnel. In addition, FACE had working arrangements with approximately 175 independent contracting companies nationwide. Mr. Honigsfeld holds a Bachelor of Science Degree in Industrial Arts, magna cum laude, and a Master of Science Degree in Industrial Arts, with honors, from City College of the City University of New York.

Rudy C. Theale, Jr.

     Mr. Theale has served as Executive Vice President of the Company and President and a director of e.TV since January 1999. He was elected a director of the Company in March 1999. Mr. Theale is primarily responsible for sales and marketing operations at e.TV. Mr. Theale has served as President and a director of LocalNet since April 1997, where he has been primarily responsible for sales and marketing efforts, and the general oversight of daily operations. From February 1996 until January 1997, Mr. Theale served as President of SDI, Inc. where he was primarily responsible for sales and marketing management as well as the general oversight of daily operations.

Louis Libin

     Mr. Libin has served as Chief Technology Officer and a director of the Company since January 1997. In January 1999, Mr. Libin was elected Senior Executive Vice President of the Company and Senior Executive Vice President and a director of e.TV. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union (the "ITU") in Geneva, Switzerland. Mr. Libin has also been Chairman of the Expert Group On Broadcast Interactive Services of the ITU since 1991. From 1987 to 1997, Mr. Libin served as the Director of Technology (specializing in broadcast transmission systems) for the General Electric Corporation ("GE") and the National Broadcasting Corporation. From 1995 to 1997, Mr. Libin also served as Assistant Secretary of all of GE's wholly-owned subsidiaries that are involved in broadcast media, with the responsibility for technical developments and all Federal Communications Commission (the "FCC") issues and licenses. From 1983 to 1986, Mr. Libin was a project manager for Radio Corporation of America ("RCA") until RCA's acquisition by GE. From 1981 to 1982, Mr. Libin was employed by the Loral Corporation as an electronic design engineer where he designed radio frequency systems for the United States military. From 1980 to 1981, Mr. Libin was a design engineer for the Chryon Corporation, a computer graphics company. From 1979 to 1980, he worked for Burroughs Computer Systems, Inc. (now part of Unisys) as a field engineer. Additionally, since 1988, Mr. Libin has acted as a consultant and advisor to the FCC in connection with the planning of communications systems and logistics for major events in the United States and abroad, including political conventions, presidential inaugurations, and the 1996 Summer Olympics in Atlanta. Mr. Libin is an active member of the National Society of Professional Engineers and the Association of Federal Communications Consulting Engineers. He also sits on the Engineering Advisory Board of the National Association of Broadcasters. Mr. Libin received a B.S.E.E. Degree in Electrical Engineering from the Pratt Institute and completed his graduate studies in optical electronics at M.I.T.'s Executive Program in 1991. Mr. Libin has planned and managed telecommunications projects in the United States and in Europe. Mr. Libin was responsible for the planning and implementation of a new television and telecommunications network in New Zealand in 1990. Mr. Libin has also provided expert consulting on satellite issues in certain of the republics of the former Soviet Union. Mr. Libin was also instrumental in the development of the new transmission technology and the algorithms for software modeling of the new North American digital terrestrial television system which was approved by the FCC in 1996. Since January 1999,

Mr. Libin has served as a director of NetWolves Corp., a publicly traded Tampa, Florida-based computer manufacturer. Mr. Libin has published numerous scientific papers on radio frequency and telecommunications.

Harold Lazarus, Ph.D

     Dr. Lazarus joined the Company as a director in March 1997. Dr. Lazarus has been a Professor of Management at the Hofstra University Frank G. Zarb School of Business (the "Hofstra Business School") since 1980. From 1973 to 1980, Dr. Lazarus served as Dean of the Hofstra Business School. Dr. Lazarus is an organization development consultant who lectures in Europe, Asia, North America and South America on leadership, time management, total quality management, managing change, effective meetings, problem solving, decision making, mission statements, management by objectives, and communications. Dr. Lazarus was Professor of Management at the New York University Leonard N. Stern School of Business for ten years, and he also taught at Columbia University Graduate School of Business and Harvard University Business School. Dr. Lazarus has served on several boards of directors of public companies in the past, including FACE, Ideal Toy Corporation, Superior Surgical Manufacturing Company, Stage II Apparel Corporation, and Graham-Field Health Products, Inc. Dr. Lazarus has published seven books and 65 articles on business management. He also chairs the board of Phi Beta Kappa Alumni of Long Island (New York). Dr. Lazarus received a Masters of Science Degree and a Doctor of Philosophy Degree in Management and Marketing from Columbia University.

Faith Griffin

     Ms. Griffin was elected a director of the Company in March 1999. Ms. Griffin has over 25 years of broad based investment banking experience with a special concentration in private and public offerings and merger and acquisition advisory for small and medium sized companies. During 1998 and through January 1999, Ms. Griffin acted as a financial advisor and investment banking consultant to the Company. From 1996 to September 1998, Ms. Griffin served as a managing director of Laidlaw Global Securities, Inc. in the corporate finance division, where she was responsible for new business development, merger and acquisition advisory assignments, private placements and public equity offerings. From 1990 until 1996, Ms. Griffin served as a Senior Vice President in the Corporate Finance Division of Josephthal Lyon & Ross, Inc. Ms. Griffin holds a Bachelor of Arts Degree in Mathematics from Franklin L. Marshall College, and a Master of Business Administration from New York University Graduate School of Finance.

Christopher Liston

     Mr. Liston has served as Vice President of Business Development of e.TV since January 1999 and was elected a director of the Company in March 1999. Since December 1998, he has been the Vice President, Business Development of LocalNet. From May 1993 to September 1998, Mr. Liston was a Vice President of Osprey Capital, Inc., an investment banking company. Mr. Liston received a Bachelor of Arts Degree in Political Science from the College of Charleston in

South Carolina.

David Greenspan

                Mr. Greenspan has served as Chief Financial Officer of the Company since December 1998 and as Chief Financial Officer and Treasurer of e.TV since January 1999. From December 1997 until February 1999, Mr. Greenspan served as Chief Financial Officer and a director of LocalNet. From March 1997 to December 1997, Mr. Greenspan served as the Chief Operating Officer of PGA Tour Radio Network, a national sport broadcasting company based in Atlanta, Georgia. From August 1996 to March 1997, he was the Vice President, Business Affairs of Turner Media Consultants, a broadcast consulting company. From March 1994 to August 1996, Mr. Greenspan served as a project manager for Atlanta Olympic Broadcasting, with responsibility for planning and coordinating all television and radio operations for the 1996 Summer Olympic games. Mr. Greenspan holds a Bachelor of Science Degree in Accounting from Troy State University in Alabama.

               The Company's Certificate of Incorporation provides for three classes of directors, each having a three year term. Each director will hold office until the next annual meeting of stockholders during the year in which the term of his class of directorship expires and until his successor is elected and qualified. The terms of the Class I, Class II and Class III directorships expire at the Company's annual meetings in 2000, 2001 and 1999, respectively. Executive officers serve at the pleasure of the Board of Directors.

               There is no family relationship among any of the Company's executive officers and directors.

Section 16(a)   Beneficial Ownership Reporting Compliance

                Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Shares and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report on Form 10-KSB each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 1998.

               To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 1998, the Company's officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except that Messrs. Honigsfeld, Libin, Lazarus, Luciani and Rizzardi failed to file a Form 5, due on February 14, 1999, with respect to the receipt of certain stock options from the Company during 1998, Mr. Libin filed a Form 4 (reporting one transaction) for September 1998 11 days late, and Mr. Greenspan filed his Form 3, due on

January 4, 1999, 15 days late.

Item 10.          Executive Compensation

               The following table provides summary information concerning cash and certain other compensation paid or accrued by the Company to, or on behalf of, Mr. Honigsfeld, the Company's Chief Executive Officer and President, and Mr. Libin, the Company's Chief Technology Officer and Senior Executive Vice President, during the last three fiscal years. Mr. Honigsfeld was elected Chief Executive Officer and President in October 1996 and January 1999, respectively. Mr. Libin was elected Chief Technology Officer and Senior Executive Vice President in January 1997 and January 1999, respectively. No other executive officer of the Company had a combined salary and bonus in excess of $100,000 for the year ended December 31, 1998.


                         SUMMARY COMPENSATION TABLE (1)

                                Annual Compensation               Long-Term Compensation
                                -------------------               ----------------------
                                                                        Awards                      Payouts
                                                                        ------                      -------

Name and                                         Other Annual     Restricted Stock       Securities        LTI       All Other
Principal Position        Year  Salary   Bonus   Compensation     Award(s)           Underlying Options   Payout    Compensation
------------------        ----  ------   ------  ------------     ---------          ------------------   ------    ------------

Mark Honigsfeld(2)       1998   $251,847    -         -             -                  125,000               -           -
Chief Executive Officer, 1997   $250,000    -         -             -                  100,000               -           -
President and            1996   $62,500(3)  -         -             -                  233,000               -           -
Secretary


Louis Libin              1998   $223,699    -         -             -                  65,000(4)             -           -
Chief Technology         1997   $178,651    -         -             -                 100,000                -           -
Officer and Senior       1996       -       -         -             -                     -                  -           -
Executive Vice-President
--------------------

(1) Dong Lew, who served as the Company's President, Treasurer and a director until his retirement in April 1998 is not included as a named executive officer. He received salary of $39,650 in 1998 and $216,000 in consideration for the termination of his Employment Agreement in April 1998.

(2) Mr. Honigsfeld was elected Chief Executive Officer of the Company and was entitled to compensation effective as of October 1, 1996. He served as Chairman of the Board from August 1996 until January 8, 1999 and was elected President of the Company effective January 8, 1999.

(3) Represents accrued and unpaid salary relating to 1996 (based on a salary of $250,000 per annum) which was converted into 12,500 Common Shares upon the closing of the IPO.

(4) Includes 50,000 options granted to replace options to purchase a like number of Common Shares which were canceled in order to effectuate a repricing. See Item 10 - "Executive

         Compensation - Report on Repricing of Options."

                  Each non-employee director of the Company is entitled to receive a director's fee of $1,000 per meeting (other than telephonic meetings for which the fee is $500), and options to purchase 5,000 Common Shares of the Company each year, which options will be exercisable for a period of ten years from the date of grant, at an exercise price equal to the market price of the Company's Common Shares on the date of the grant. Additionally, each non-employee director is reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors meet regularly, as needed.


              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1998

                          Number of Common       Percentage of Total
                         Shares Underlying        Options Granted To
     Name                 Options Granted      Employees in Fiscal Year      Exercise Price       Expiration Date
     -----                ---------------      ------------------------      --------------       ---------------

Mark Honigsfeld                125,000(1)              25.3%                   $5.00             October 21, 2008

Louis Libin                     65,000(2)              13.1%                   $5.00             October 21, 2008

---------------

(1) These options were initially granted in 1998 at an exercise price of $7.00 per share and later repriced to $5.00 per share pursuant to a cancellation and regrant. See Item 10 - "Executive Compensation - Report on Repricing of Options."
(2) Of such options, (a) 15,000 were initially granted in 1998 at an exercise price of $7.00 per share and later repriced to $5.00 per share pursuant to a cancellation and regrant and (b) the other 50,000 were granted to replace options to purchase a like amount of Common Shares which were cancelled in order to effectuate a repricing. See Item 10 "Executive Compensation - Report on Repricing of Options."

                                   AGGREGATED OPTION EXERCISES IN  FISCAL YEAR
                             ENDED DECEMBER 31, 1998 AND FISCAL YEAR-END OPTION VALUES

                                                                   Number of Shares
                                                               Underlying Unexercised            Value of Unexercised
                             Number of                              Options at                   In-the-Money Options
                         Shares Acquired         Value           December 31, 1998                at December 31, 1998
Name                        on Exercise        Realized       Exercisable/Unexercisable        Exercisable /Unexercisable
----                        -----------        --------       -------------------------        --------------------------

Mark Honigsfeld                 -                   -                225,000 / 0                 $396,875/$0

Louis Libin                     -                   -               33,334/81,666               $62,501/$138,124




Employment Contracts, and Termination of Employment and Change-in-Control Arrangements

                  Employment Agreements
                  ---------------------

Mark Honigsfeld

                  The Company is a party to an Employment Agreement with Mark Honigsfeld for a term of three years commencing as of October 1, 1996, subject to continuing, annual, automatic one-year extensions, unless either the Company or Mr. Honigsfeld notifies the other, at least 90 days prior to any annual anniversary date, of its or his desire not to extend the term thereof. The Employment Agreement also provides for earlier termination as discussed below. Pursuant to his Employment Agreement, Mr. Honigsfeld serves as Chief Executive Officer and President of the Company.

                  The Employment Agreement provides for base annual compensation of $250,000. In addition to such base compensation, effective January 8, 1999, Mr. Honigsfeld is entitled to receive a bonus, the details of which have not yet been determined, which will allow Mr. Honigsfeld to earn a bonus of up to 50% of his salary in each year, based on performance thresholds. Additionally, effective January 8, 1999, Mr. Honigsfeld was issued options to purchase 200,000 Common Shares. The options will vest over a period of three years and are exercisable at a price of $5.82 per share, the market price as determined under the Company's 1996 Stock Option Plan. Furthermore, effective January 8, 1999, Mr. Honigsfeld was included as a participant in the Company's 1999 Restricted Stock Rights Grant Plan which is described below.

                  Mr. Honigsfeld is also entitled to receive an expense allowance of up to $500 per month and an automobile allowance in the amount of $1,000 per month as well as reimbursement of accountable customary business expenses.

                  The Employment Agreement provides that, notwithstanding the rolling three-year term thereof, it may be terminated prior to the expiration date under the following circumstances: (i) death; (ii) total disability (as provided for in the Employment Agreement); (iii) termination by the Company for "cause" (as defined in the Employment Agreement); (iv) termination by the Company at any time upon written notice to Mr. Honigsfeld; (v) termination by Mr. Honigsfeld upon 30 days written notice to the Company; (vi) termination by Mr. Honigsfeld at any time for "good reason" (as defined in the Employment Agreement); or (vii) termination by the Company at any time within 12 months after a "change in control" (as defined in the Employment Agreement). Additionally, the Employment Agreement allows Mr. Honigsfeld to devote up to 10% of his working time to other endeavors that are not in competition with the Company.

                  The Employment Agreement provides for compensation under certain circumstances upon termination of employment (in addition to accrued but unpaid compensation) as follows: (i) in the event of Mr. Honigsfeld's death, his estate or spouse shall be entitled to receive an amount equal to his monthly salary as of the date of death multiplied by the number of full years that he was an employee of the Company or a subsidiary or a predecessor in interest thereof; (ii) in the event of termination of the Employment Agreement due to disability, Mr. Honigsfeld shall be entitled to receive an amount equal to his monthly salary as of the date of termination of the Employment Agreement, multiplied by the number of full years that he was an employee of the Company or a subsidiary or a predecessor in interest thereof (but, in no event, would he be entitled to an amount equal to less than six months of salary); and (iii) in the event of termination of employment by the Company following a "change of control" or for any reason other than death, disability or "cause," or in the event of termination of an Employment Agreement by Mr. Honigsfeld for "good reason," he shall be entitled to receive his full salary for the unexpired term of such agreement, without mitigation of damages based upon employment obtained elsewhere.

                  The Employment Agreement provides for a restriction on the solicitation of customers of the Company for a period of two years following termination thereof, and a covenant not to compete with the Company for a period of six months following termination of employment for cause.

Louis Libin

     Effective January 6, 1997, the Company and Louis Libin entered into a three-year Employment Agreement which provides for a salary of $200,000, $225,000 and $250,000 per annum in the first, second and third years, respectively. Additionally, Mr. Libin's Employment Agreement allows him to devote up to one day each week to other endeavors that are not in competition with the Company. Other terms of Mr. Libin's Employment Agreement generally conform in structure to the material provisions of Mr. Honigsfeld's, such as with respect to renewal, benefits, restrictive covenants and termination.

     Mr. Libin has waived the increase in salary in the third year and, accordingly, his salary for the 12 month period beginning on March 1, 1999 has remained at $225,000. Additionally, effective January 8, 1999, Mr. Libin is entitled to a bonus upon the same terms and conditions as for Mr. Honigsfeld. Effective January 8, 1999, Mr. Libin was also granted options to purchase 200,000 Common Shares upon the same terms and conditions as those granted to Mr. Honigsfeld. Additionally he was included at such time as a participant in the Company's 1999 Restricted Stock Rights Grant Plan.

Robert E. (Teddy) Turner, IV

     Effective January 8, 1999, the Company and Robert E. (Teddy) Turner, IV entered into a three-year Employment Agreement pursuant to which Mr. Turner serves as the Company's Chairman of the Board. Such employment agreement provides for a salary of $208,000 per annum. Mr. Turner's employment agreement does not require Mr. Turner to devote all of his time to the Company's business and allows him to participate in other activities which do not prevent Mr. Turner from fulfilling his obligations to the Company. In addition to salary, Mr. Turner is entitled to receive a sales and marketing bonus upon the same terms and conditions as the bonus for Mr. Honigsfeld. Mr. Turner was also issued options to purchase 200,000 Common Shares upon the same terms and conditions as those granted to Mr. Honigsfeld. Additionally, he was included as a participant in the Company's 1999 Restricted Stock Rights Grant Plan. Other terms of Mr. Turner's Employment Agreement conform in structure to the material provisions of Mr. Honigsfeld's, such as with respect to renewal, benefits, restrictive covenants and termination, without any requirement to mitigate any damages.

Rudy C. Theale, Jr.

     Effective January 8, 1999, the Company and Rudy C. Theale, Jr. entered into a three- year Employment Agreement pursuant to which Mr. Theale serves as Executive Vice President of the Company and President of e.TV on a full-time basis. Such Employment Agreement provides for a salary of $208,000 per annum. In addition to salary, Mr. Theale is entitled to receive a sales and marketing bonus upon the same terms and conditions as the bonus for Mr. Honigsfeld. Mr. Theale was also issued options to purchase 650,000 Common Shares upon the same terms and conditions as those granted to Mr. Honigsfeld. Additionally, he was included as a participant in the Company's 1999 Restricted Stock Rights Grant Plan. Other terms of Mr. Theale's Employment Agreement conform in structure to the material provisions of Mr. Honigsfeld's, such as with respect to renewal, benefits, restrictive covenants and termination.

                  Restricted Stock Rights Grant Plan
                  ----------------------------------

     Effective January 8, 1999, the Company adopted a 1999 Restricted Stock Rights Grant Plan (the "Rights Plan"). The Rights Plan provides for the issuance of up to 2,000,000 Common Shares to the Rights Plan participants based on a formula which provides for the participants to share up to 2,000,000 Common Shares (the "Performance Shares") if the Company generates up to $10,000,000 in earnings before taxes by December 31, 2001, including making up losses during the years 1999 through 2001, if any. If the Company earns less than $10,000,000 before taxes during such period, the number of Performance Shares will be pro rated based on one share for each $5.00 in earnings before taxes. The Rights Plan participants include Mark Honigsfeld, Rudy C. Theale, Jr., Robert E. (Teddy) Turner, IV, Louis Libin, David Greenspan, Christopher Liston and Paul Danner and any other person who is employed by or is providing services to the Company or its subsidiaries and who is elected as a participant by the above named initial participants. The participants will be issued the Performance Shares based on their respective pro rata ownership of the Company's securities on the date the Rights Plan was adopted. However, each participant must be employed by or providing services to the Company or its subsidiaries in connection with the e.TV Business on December 31, 2001 in order to receive any Performance Shares. In addition, the issuance of the Performance Shares is subject to, among other things, any consent or approval of any regulatory body or the stockholders of the Company, if such consents or approvals are necessary.

                  Report on Repricing of Options
                  ------------------------------

     At a meeting of the Board of Directors held on September 18, 1998, the Board of Directors approved the repricing of certain existing stock options, including options covering an aggregate of 190,000 Common Shares held by Messrs. Honigsfeld and Libin and options covering 34,700 Common Shares held by other persons. The Board discussed that the purpose of granting options to employees was to provide incentive for the employees to align their interest with the stockholders of the Company as well as to engender employee loyalty to the Company. It was noted that many of the options were granted at a time when the price of the Company's Common Shares was substantially higher than the current market price at such date, and that those options currently did not and would not provide incentive to those employees to remain with the Company if they received competing offers for their services. The Board determined that the current options which were granted to employees at exercise prices above $5.00 per share should be cancelled and new options issued at an exercise price of $5.00 per share, which was the floor for the conversion of the Series A Preferred Shares issued in the Company's Private Placement to Strategic and Opportunity as well as the Company's initial public offering price.

     The Board determined that the repricing of such options would be effectuated, subject to the consent of the affected stock option holders, by the cancellation of all stock options granted pursuant to the Company's 1996 Stock Option Plan which have exercise prices above $5.00 per share and the replacement of such options with substantially similar options at an exercise price of $5.00 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of February 28, 1999 regarding the beneficial ownership of the Company's Common Shares (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding Common Shares, (ii) by each current director, (iii) by each person listed in the Summary Compensation Table under "Executive Compensation" and (iv) by all current executive officers and directors as a group:


Name and Address
of Beneficial Owner                            Number                                           Percent
-------------------                            ------                                           -------

Mark Honigsfeld                               873,200(1)                                        23.7%
77 Spruce Street
Cedarhurst, New York

Louis Libin                                   100,000(2)                                         2.9%
77 Spruce Street
Cedarhurst, New York






Robert E. (Teddy) Turner, IV                    30,000(3)                                        *
12735 Gran Bay Parkway
Jacksonville, Florida

Rudy C. Theale, Jr.                             25,000(4)                                        *
12735 Gran Bay Parkway
Jacksonville, Florida

Christopher Liston                              10,000(4)                                        *
12735 Gran Bay Parkway
Jacksonville, Florida

Harold Lazarus                                   5,000(5)                                        *
134 Hofstra University
Hempstead, New York

Faith Griffin                                          0                                          -
264 Oak Ridge Avenue
Summit, New Jersey

All executive officers and directors
as a group (8 persons)                      1,048,200(1)(2)                                     27.6%
                                                   (3)(4)(5)
-------------------

  *      Represents less than 1%.
(1) Represents (i) 423,200 shares held by the Mark Honigsfeld Living Trust (the "Honigsfeld Trust") whose sole beneficiary is Mr. Honigsfeld's wife; Mr. Honigsfeld, the settlor and trustee of the trust, has the right to terminate the Honigsfeld Trust and receive the shares; (ii) 200,000 shares held by the Mardee Charity Fund Foundation, a private charitable foundation of which Mr. Honigsfeld and his wife are the sole trustees; (iii) 225,000 shares issuable upon the exercise of currently exercisable options; and (iv) 25,000 shares issuable upon the exercise of options which are exercisable within 60 days.
(2) Includes (i) 50,000 shares issuable upon the exercise of currently exercisable options; and (ii) 25,000 issuable upon the exercise of options which are exercisable within 60 days.
(3) Includes 25,000 shares issuable upon the exercise of options which are exercisable within 60 days.
(4) Represents shares issuable upon the exercise of options which are exercisable within 60 days.
(5) Represents shares issuable upon the exercise of currently exercisable options.

Item 12.          Certain Relationships and Related Transactions

     In January 1997, the Company entered into a secured Credit Agreement with Mr. Honigsfeld pursuant to which the Company initially borrowed $200,000. In April 1997, the

Company and Mr. Honigsfeld amended the Credit Agreement to provide for an additional line of credit of $500,000. Outstanding principal under the Credit Agreement bears interest at the rate of 10% per annum. The repayment of up to $200,000 under the Credit Agreement is secured by a first priority security interest in all the assets of the Company. The Company entered into the Credit Agreement because it required additional financing to fund the Company's working capital needs and no other sources of financing were available at that time. In May 1997, the Company borrowed an additional $200,000 under the Credit Agreement. Contemporaneously with the closing of the IPO, $200,000 of indebtedness was converted into 40,000 Common Shares pursuant to an agreement between the Company and Mr. Honigsfeld. As of December 31, 1998, $50,000 in principal was outstanding under the Credit Agreement. In 1997 and 1998, the Company paid Mr. Honigsfeld an aggregate of $9,316 and $11,250, respectively, in interest under the Credit Agreement. The Company believes that the terms of the Credit Agreement are commercially reasonable and are at least as favorable to the Company as it could have obtained from an unrelated third party. The Credit Agreement was approved by, among others, all the disinterested directors of the Company.

     On December 22, 1998, the Company elected David Greenspan as Chief Financial Officer. At that time Mr. Greenspan was, and he continued to serve until his resignation on February 12, 1999 as, the Chief Financial Officer and a director of LocalNet. Other than the Loan and Security Agreement and Peaceful Surrender Agreement, the Company has not had any relationship with LocalNet. See
Item 1 - "Description of Business - History and Recent  Developments" and Item 6
-  "Management's  Discussion  and  Analysis or Plan of  Operation  -  Subsequent
Event."

     To the extent that the Company may enter into any agreements with related parties in the future (of which none are presently contemplated), the Board of Directors of the Company has determined that the terms of such agreements must be commercially reasonable and no less favorable to the Company than it could obtain from unrelated third parties. Additionally, the Board of Directors of the Company has further determined that such agreements must be approved by a majority of the disinterested directors of the Company.

                                     PART IV

Item 13.          Exhibits, Lists and Reports on Form 8-K

(a)   Exhibits       Description of Exhibit
---   --------       ----------------------

         2 Agreement of Merger between the Company and Coastal Computer Systems, Inc., a New York corporation.*

         3.1         Articles of Incorporation of the Company.*

         3.2 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the
                     Secretary of State of the State of Delaware on June 5, 1998.**

         3.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 2, 1998. ***

         3.4         Amended and Restated By-Laws of the Company.

         4.1         Specimen Common Share Certificate.*

         4.2         Form of Underwriter's Common Share Purchase Warrant.*

        10.1 Restated and Amended Employment Agreement dated as of October 1, 1996 between the Company and Mark Honigsfeld.*

         10.2        Form of Warrant between the Company and each of the Bridge
                     Lenders.*

         10.3        1996 Stock Option Plan.*

         10.4        Lease dated October 1, 1996 between Summit Equities Corp.
                     and the Company.*

         10.5 Credit Agreement dated January 20, 1997 between the Company and Mark
                     Honigsfeld.*

         10.6        Form of  Promissory  from the  Company  to Mark  Honigsfeld
                     relating   to   amounts    borrowed    under   the   Credit
                     Agreement.****

         10.7 Form of Indemnification Agreement between the Company and the Company's directors and officers.*

         10.8 Employment Agreement dated January 6, 1997 between the Company and Louis Libin.*

         10.9 Amended and Restated Credit Agreement dated April 30, 1997 between the Company and Mark Honigsfeld.*

         10.10       Mobile  Data  Services  Business   Agreement  dated  as  of
                     November 15, 1996 between the Company and GTE Mobilnet Service Corp.*

         10.11 Wireless Data Channels Program Agreement dated as of February 19, 1997 between the Company and AT&T Wireless Data, Inc.*

         10.12 Master Supplier Agreement dated as of March 3, 1997 between the Company and Data General Corporation.*

         10.13       Agreement between the Company (executed on September 3,
                     1997) and Computer Associates International, Inc. (executed on January 2, 1998).****

         10.14 Termination Agreement dated as of March 17, 1998 between the Company and Dong Lew.**

         10.15 Business Alliance Agreement dated March 25, 1998 between the Company and Alpine Software Incorporated. ****

         10.16 Agreement and Plan of Merger dated as of April 22, 1998 among the Company, Rugby Acquisition Corp., Rugby National Corp. and Harvey Weinstein.**

         10.17 Loan and Security Agreement dated as of April 22, 1998 between the Company and Rugby National Corp. **

         10.18 Stock Purchase Agreement dated as of May 31, 1998 between the Company, and JNC Opportunity Fund Ltd. and JNC Strategic Fund Ltd. **

         10.19 Registration Rights Agreement dated as of May 31, 1998 between the Company, and JNC Opportunity Fund Ltd. and JNC Strategic Fund Ltd. **

         10.20 Securities Exchange Agreement between the Company and JNC Strategic Fund Ltd. dated September 25, 1998. ***

         10.21 Registration Rights Agreement Amendment dated as of September 25, 1998 between the Company and JNC Opportunity Fund Ltd. and JNC Strategic Fund Ltd. ***

         10.22 Loan and Security Agreement dated as of October 6, 1998 between the Company and LocalNet Communications, Inc.

         10.23 Amendment No. 1 to Loan and Security Agreement dated as of October 23, 1998 between the Company and LocalNet Communications, Inc.

         10.24 Amendment No. 2 to Loan and Security Agreement dated as of November 12, 1998 between the Company and LocalNet Communications, Inc.

         10.25 Peaceful Surrender Agreement dated January 8, 1999 between e.TV Commerce, Inc. and LocalNet Communications, Inc. *****

         10.26 Amendment to Restated and Amended Employment Agreement dated as of January 8, 1999 between the Company and Mark Honigsfeld.

         10.27 Amendment No. 1 to Employment Agreement dated as of January 8, 1999 between the Company and Louis Libin.

         10.28 Employment Agreement dated as of January 8, 1999 between the Company, e.TV Commerce, Inc. and Robert E. (Teddy) Turner, IV.

         10.29 Employment Agreement dated as of January 8, 1999 between the Company, e.TV Commerce, Inc. and Rudy C. Theale, Jr.

         10.30       1999 Restricted Stock Rights Grant Plan.

         10.31 Agreement dated February 4, 1999 between e.TV Commerce, Inc. and Boca Research, Inc.

         10.32 Wholesale Service Agreement dated December 17, 1998 between e.TV Commerce, Inc. and StarNet, Inc.

         11          Computation of Earnings Per Common Share

         23          Consent of Lazar, Levine & Felix LLP, independent auditors.

         27          Financial Data Schedule.
     --------------------------
         *   Previously filed as on exhibit to the Company's Registration
             Statement of Form SB-2, Registration No.    333-18667.
         ** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
         *** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

         ****Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. *****Previously filed as an exhibit to the Company's Current Report on Form 8-K for an event dated January 8, 1999.

(b)      Current Reports on Form 8-K
         ---------------------------

                  A Current Report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended December 31, 1998 as follows:

                  Date of Event:          November 18, 1998
                  Items Reported:         5 and 7

                                Compu-DAWN, Inc.

                  REPORT ON EXAMINATION OF FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                Compu-DAWN, Inc.
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                        - INDEX TO FINANCIAL STATEMENTS -



                                                                                                                      Page
                                                                                                                      -------

Independent Auditors' Report                                                                                          F  -  2

Financial Statements:
    Balance Sheets as of December 31, 1998 and 1997                                                                   F  -  3
    Statements of Operations for the Years Ended December 31, 1998 and 1997                                           F  -  4
    Statement of Shareholders' Equity for the Two Years in the Period Ended December 31, 1998                         F  -  5
    Statements of Cash Flows for the Years Ended December 31, 1998 and 1997                                           F  -  6

Notes to Financial Statements                                                                                         F  -  8


                          INDEPENDENT AUDITORS' REPORT




To the Shareholders
Compu-DAWN, Inc.
Cedarhurst, New York


We have audited the accompanying balance sheets of Compu-DAWN, Inc. as of December 31, 1998 and 1997 and the statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compu-DAWN, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


                                          /s/ Lazar Levine & Felix LLP
                                         ------------------------------------
                                         LAZAR LEVINE & FELIX LLP


New York,  New York
February  25, 1999
except for Note 14, the
date of which is
March 4, 1999

                                Compu-DAWN, Inc.
                                 BALANCE SHEETS

                               - ASSETS (Note 7) -
                                                                                                           December 31,
                                                                                                        1998           1997
                                                                                                   --------------    ------------
CURRENT ASSETS:
    Cash (Note 2b)                                                                                    $ 2,528,400      $3,081,253
    Marketable securities (Note 2c)                                                                     1,850,000         -
    Accounts receivable, net of allowances for doubtful accounts of $13,635
      for 1998 and 1997 (Note 2b)                                                                         319,392          72,454
    Prepaid expenses                                                                                       68,272         121,802
    Loan receivable (Note 3)                                                                              736,318         -
    Income tax refund receivable (Note 12)                                                                -                29,868
                                                                                                   --------------    ------------
TOTAL CURRENT ASSETS                                                                                    5,502,382       3,305,377
                                                                                                    -------------     -----------

FIXED ASSETS (Notes 2d, 4 and 5)                                                                          218,374         278,737
                                                                                                   --------------    ------------

OTHER ASSETS:
    Deferred compensation (Note 9)                                                                         -               98,270
    Security deposits                                                                                      21,525          21,525
                                                                                                   --------------    ------------
                                                                                                           21,525         119,795

                                                                                                     $  5,742,281      $3,703,909
                                                                                                     ============      ==========
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                           $     169,519      $  278,722
    Deferred revenue (Note 2e)                                                                            173,953          12,000
    Note payable - officer (Note 7)                                                                        50,000         100,000
    Capitalized lease payable - current (Note 5)                                                            6,662           5,771
                                                                                                   --------------   -------------
TOTAL CURRENT LIABILITIES                                                                                 400,134         396,493
                                                                                                   --------------    ------------

NON-CURRENT LIABILITIES:
    Note payable - officer (Note 7)                                                                        -               50,000
    Capitalized lease payable (Note 5)                                                                     15,779          22,440
    Deferred rent liability (Note 13a)                                                                     28,448          29,402
                                                                                                   --------------   -------------
                                                                                                           44,227         101,842

COMMITMENTS AND CONTINGENCIES (Notes 10, 13 and 14)

SHAREHOLDERS' EQUITY (Notes 8 and 9):
    Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series A Convertible Preferred; 3,250 shares issued and outstanding for 1998                             33            -
      Series B Convertible Preferred; 1,750 shares issued and outstanding for 1998                             17            -
    Common stock, $.01 par value, 20,000,000 shares authorized, 3,265,448 and 2,838,450
      shares issued for 1998 and 1997, respectively                                                        32,654          28,385
    Additional paid-in capital                                                                         13,661,649       8,061,443
    Retained earnings (deficit)                                                                        (7,620,721)     (4,837,169)
    Accumulated other comprehensive income (loss) (Note 2k)                                              (150,000)           -
                                                                                                   --------------  ---------------
                                                                                                        5,923,632       3,252,659
    Less: treasury stock, 340,044 and 8,561 shares at cost, for 1998 and 1997,
          respectively                                                                                   (625,712)        (47,085)
                                                                                                   --------------   -------------

                                                                                                        5,297,920       3,205,574

                                                                                                     $  5,742,281      $3,703,909
                                                                                                     ============      ==========

     The accompanying notes are an integral part of these financial statements.


                                Compu-DAWN, Inc.
                            STATEMENTS OF OPERATIONS

                                                                                                         For the Year Ended
                                                                                                             December 31,
                                                                                                       1998              1997
                                                                                                       ----              ----

REVENUES (Notes 2e and 10):
      Software sales                                                                               $    900,398      $    277,986
      Maintenance income                                                                                348,091           313,389
                                                                                                  -------------      ------------
                                                                                                      1,248,489           591,375
                                                                                                   ------------      ------------

COSTS AND EXPENSES:
      Programming costs and expenses                                                                    459,875           406,563
      General and administrative expenses (Note 2g)                                                   1,924,034         2,195,406
      Research and development (Note 2f)                                                                515,788           935,804
                                                                                                  -------------      ------------
                                                                                                      2,899,697         3,537,773

LOSS FROM  OPERATIONS                                                                                (1,651,208)       (2,946,398)
                                                                                                    ------------      -----------

OTHER INCOME (EXPENSES):
      Interest and other income                                                                         332,067           120,158
      Interest expense and financing costs (Note 6)                                                     (17,459)       (1,610,505)
      Loss due to terminated investment transaction (Note 11)                                          (296,952)           -
      Write-off of impaired loan (Note 3)                                                            (1,150,000)           -
                                                                                                   ------------    ---------------
                                                                                                     (1,132,344)       (1,490,347)

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES                                                     (2,783,552)        (4,436,745)

      Provision (credit) for income taxes (Notes 2h and 12)                                             -                  -
                                                                                                 ---------------    --------------

NET LOSS                                                                                            $(2,783,552)      $(4,436,745)
                                                                                                    ===========       ===========

BASIC EARNINGS (LOSS) PER SHARE (Note 2i)                                                                $(0.95)           $(1.95)
                                                                                                         =======           ======

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
      EQUIVALENT SHARES  OUTSTANDING (Note 2i)                                                        2,937,724         2,270,047
                                                                                                      =========         =========








     The accompanying notes are an integral part of these financial statements.

                                Compu-DAWN, Inc.
                        STATEMENT OF SHAREHOLDERS' EQUITY


                                                                    Additional  Retained       Other                       Total
                              Preferred Stock    Common Stock        Paid-in    Earnings   Comprehensive  Treasury    Shareholders'
                              Shares   Amount   Shares    Amount     Capital    (Deficit)   Income (Loss)   Stock   Equity (Deficit)
                              ------   ------   ------    ------     -------    ---------   -------------   -----   ----------------

Balance at December 31, 1996      -    $  -      986,700   $ 9,867  $1,670,258  $(400,424)     $ -          $ -        $  1,279,701
 Options issued below fair
   value                          -       -         -         -        374,500       -           -            -             374,500
 Exercise of stock options        -       -      408,750     4,088     122,297       -           -            -             126,385
 Treasury stock, 8,561 shares
   at cost                        -       -         -         -           -          -           -         (47,085)         (47,085)
 Conversion of debt               -       -       40,000       400     199,600       -           -            -             200,000
 Conversion of accrued
   compensation                   -       -       23,000       230     114,770       -           -            -             115,000
 Initial public offering          -       -    1,380,000    13,800   5,612,074       -           -            -           5,625,874
 Cancellation of options          -       -         -         -        (32,056)      -           -            -             (32,056)
 Net loss                         -       -         -         -           -     (4,436,745)      -            -          (4,436,745)
                                ----    -----  ---------  --------  ----------- -----------   ------       ------       ------------
Balance at December 31, 1997      -       -    2,838,450    28,385   8,061,443  (4,837,169)      -         (47,085)       3,205,574

 Exercise of stock options        -       -       24,895       248      68,339      -            -         (47,085)          21,502
 Private offering of shares -
  Preferred Series A and Common  3,250    33     327,103     3,271   4,719,842      -            -            -           4,723,146
 Exchange of 327,103 common
  shares for Preferred Series B  1,750    17        -          -       531,525      -            -        (531,542)            -
 Shares issued for professional
   fees                           -        -      75,000       750     280,500      -            -            -             281,250
 Unrealized loss on investment    -        -        -          -          -         -         (150,000)       -            (150,000)
 Net loss                         -        -        -          -          -     (2,783,552)      -            -          (2,783,552)
                               -------  -----  ---------- --------  ---------  -----------   ---------    ---------     -----------
BALANCE AT DECEMBER 31, 1998    5,000    $50   3,265,448  $32,654  $13,661,649 $(7,620,721)  $(150,000)  $(625,712)     $ 5,297,920
                                =====    ===   =========  =======  =========== ============  ==========  ===========    ===========



                 The accompanying notes are an integral part of
                          these financial statements.


                                Compu-DAWN, Inc.
                            STATEMENTS OF CASH FLOWS                                                                    Page 1 of 2
                            ------------------------


                                                                                                        For the Year Ended
                                                                                                            December 31,
                                                                                                       1998             1997
                                                                                                       ----             ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
      Cash received from customers                                                                  $ 1,163,504    $    628,198
      Cash paid to suppliers and employees                                                           (2,791,082)     (3,028,563)
      Interest paid                                                                                     (17,459)        (22,105)
      Interest and other income received                                                                336,955         111,156
      Income tax refund received                                                                         29,868          -
                                                                                                   -------------   -------------
      Net cash (utilized) by operating activities                                                    (1,278,214)     (2,311,314)
                                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans and advances                                                                             (1,886,318)           -
      Principal repayments of officer's loan                                                              -              69,247
      Purchase of fixed assets                                                                          (27,199)       (204,452)
      Purchase of marketable securities                                                              (2,000,000)           -
                                                                                                   ------------   -------------
      Net cash (utilized) by investing activities                                                    (3,913,517)       (135,205)
                                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan received from officer                                                                        -               400,000
      Repayment of officer's loan                                                                      (100,000)        (50,000)
      Repayment of promissory notes                                                                     -              (770,000)
      Payments for common stock and options acquired                                                    -               (34,710)
      Payments of capital lease obligations                                                              (5,770)         (9,189)
      Net proceeds from sale of shares                                                                4,723,146       5,625,874
      Proceeds from exercise of stock options                                                            21,502          79,300
                                                                                                 --------------   -------------
      Net cash provided by financing activities                                                       4,638,878       5,241,275
                                                                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH AND  CASH EQUIVALENTS                                                  (552,853)      2,794,756

      Cash and cash equivalents, at beginning of year                                                 3,081,253         286,497
                                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                              $ 2,528,400      $3,081,253
                                                                                                    ===========      ==========








    The accompanying notes are an integral part of these financial statements


                                Compu-DAWN, Inc.
                            STATEMENTS OF CASH FLOWS                                                                    Page 2 of 2
                            ------------------------


                                                                                                       For the Year Ended
                                                                                                           December 31,
                                                                                                      1998               1997
                                                                                                    --------           -------

RECONCILIATION OF NET LOSS TO NET CASH (UTILIZED) BY
OPERATING ACTIVITIES:
    Net loss                                                                                        $(2,783,552)      $(4,436,745)
    Adjustments to reconcile net loss to net cash (utilized)  by operating activities:
      Allowance for doubtful accounts                                                                      -               19,000
      Depreciation and amortization                                                                      82,674            64,529
      Write off of impaired loan                                                                      1,150,000              -
      Deferred rent liability                                                                              (954)            6,287
      Compensatory stock                                                                                379,520           278,230
      Financing charge                                                                                     -            1,588,400
      Loss on disposal of fixed assets                                                                    4,888              -
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                                       (246,938)            8,556
      Decrease in prepaid expenses                                                                       53,530            36,805
      Decrease in tax refund receivable                                                                  29,868             6,136
      (Decrease) increase in accounts payable and accrued expenses                                     (109,203)          133,588
      Increase (decrease) in deferred revenue                                                           161,953           (16,100)
                                                                                                    ------------     -------------

NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                         $(1,278,214)      $(2,311,314)
                                                                                                    ===========       ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
    (a) During 1997, an officer of the Company converted $200,000 of a loan payable to him into 40,000 shares of common stock.

    (b) During 1997, two officers of the Company converted $115,000 of accrued compensation into 23,000 shares of common stock.








              The accompanying notes are an integral part of these
                             financial statements.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

                 Subsequent to the year end, through a newly formed subsidiary, e.TV Commerce, Inc., the Company began operations in the internet, e-commerce and telecommunications business (see Note
                 3).


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

                 As of December  31,  1998 and 1997,  the fair value of cash and
                 cash  equivalents,   receivables,  obligations  under  accounts
                 payable and debt instruments approximate the carrying value.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   2     -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

        (c)      Marketable Securities:

                 At December 31, 1998, marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with "Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive income
                 (loss).

        (d)      Fixed Assets:

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

                Depreciation and amortization expense for the years ended December 31, 1998 and 1997 aggregated $82,674 and $64,529, respectively.

         (e)    Revenue Recognition:

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

         (f)    Software Development Costs:

                The  Company   reflects  costs  incurred  in  establishing   the
                technological feasibility of a computer software product to be leased or sold, as research and development costs, and expenses such costs in the period incurred. Research and development costs for the years ended December 31, 1998 and 1997 aggregated $515,788 and $935,804, respectively.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

        (f)      Software Development Costs (continued):

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

        (g)      Advertising Costs:

                 Advertising costs, which are included in general and administrative expenses, are expensed as incurred. For the years ended December 31, 1998 and 1997, advertising costs aggregated $19,449 and $131,868, respectively.

        (h)      Income Taxes:

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

                 See also Note 12.

        (i)      Earnings Per Share:

                 In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

        (j)      Statements of Cash Flows:

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

        (k)      Comprehensive Income:

                 Effective January 1, 1997, the Company adopted Statement of Financing Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

                 The components of comprehensive income were as follows:

                                                                                     1998              1997
                                                                                  ------------    -----------

                 Net income (loss)                                                 $(2,783,552)   $(4,436,745)
                 Unrealized holding losses on marketable securities                   (150,000)            -
                                                                                  ------------    ------------
                 Comprehensive income (loss)                                       $(2,933,552)   $(4,436,745)
                                                                                   ===========     ===========

        (l)      Operating Segments:

                 In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The statement allows for early adoption. The Company does not believe that, as of December 31, 1998, it operated in more than one identifiable segment. See Note 3 regarding new business.

        (m)      Impact of the Year 2000 Issue:

                 The Year 2000 ("Y2K") issue is the result of computer programs being written using a two-digit format rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

                 The Company's accounting software was purchased "off-the-shelf" and the Company intends to timely update such software by purchasing Y2K compliant software and hardware from retail vendors at reasonable cost. Software developed and marketed by the Company is already Y2K compliant. Other companies upon whose services the Company depends have not yet been contacted to determine whether such companies' systems are Y2K compliant. If the systems of such companies are not Y2K compliant, there could be a material adverse effect on the Company's financial condition or results of operations.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   3   -     LOAN RECEIVABLE:

                 Through December 1998, the Company loaned an aggregate of $1,900,000 to LocalNet Communications, Inc. ("LocalNet"), an unaffiliated Florida corporation in the telecommunications and internet services marketing business. LocalNet signed 12%, secured promissory notes due in one year, at which time all interest and principal is payable. The notes are secured by a collateral interest in all of LocalNet's tangible and intangible assets and a pledge of the common stock owned by its Chief Executive Officer and the Chairman of its Board, which represents a 63.1% ownership interest in LocalNet, in the aggregate.

                 On January 7, 1999, subsequent to the balance sheet date, the Company assigned its interest in this loan to e.TV Commerce, Inc., a newly-formed subsidiary. On January 8, 1999, LocalNet peacefully surrendered the assets representing the collateral underlying this loan. The fair value of the assets at the time of surrender was determined to be approximately $750,000. Accordingly, the Company has written down the loan receivable by $1,150,000, in order to reflect this receivable at its fair value.

                 Through e.TV Commerce, Inc., the Company began operations in various businesses similar to that of LocalNet in January 1999, subsequent to the balance sheet date.


NOTE   4   -     FIXED ASSETS:

                 Fixed assets consist of the following:

                                                                                             December 31,
                                                                                        1998              1997
                                                                                        ----              ----

                 Computer equipment                                                   $339,336         $312,136
                 Furniture and fixtures                                                 28,495           28,495
                 Motor vehicles                                                        -                 12,597
                 Leasehold improvements                                                 65,581           65,581
                 Assets under capitalized leases                                        41,484           41,484
                                                                                    ----------       ----------
                                                                                       474,896          460,293
                 Less: accumulated depreciation and amortization                       256,522          181,556
                                                                                     ---------        ---------
                                                                                      $218,374         $278,737


NOTE   5   -     CAPITALIZED LEASE OBLIGATIONS:

                 The Company has entered into various capital leases for furniture, fixtures and equipment which expire in years through 2001. The assets and liability under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases for the years ended December 31, 1998 and 1997 aggregated $9,349 for each year.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   5   -     CAPITALIZED LEASE OBLIGATIONS (Continued):

                 Minimum future lease payments under capital leases as of December 31, 1998 are as follows:

                               1999                                $  9,474
                               2000                                   9,474
                               2001                                   8,684
                                                                   ---------
                      Total minimum lease payments                   27,632
                      Less: amount representing interest              5,191
                                                                      -----
                                                                    $22,441
                                                                    =======


NOTE   6   -    DEBT OFFERING:

                 In October 1996, the Company successfully completed the sale of 77 units in a private offering, each unit consisting of a $10,000 principal amount 12% promissory note ("bridge note") and a redeemable stock purchase warrant to acquire 5,600 shares of the Company's common stock for aggregate gross proceeds of $770,000. The warrants were exercisable at a price of $.50 per share only upon the successful completion of an Initial Public Offering ("IPO") of the Company's common stock.

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

                 In June 1997, the Company  successfully  completed its IPO (see
                 Note 8) and repaid these promissory notes. In connection with this repayment, the Company fully amortized deferred financing costs originally capitalized in connection with the notes. This amount has been reflected as a non-recurring charge in the statement of operations.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   7   -     NOTE PAYABLE - OFFICER:

                 In April 1997, the Chairman of the Board of the Company agreed to convert a $200,000 loan payable to him by the Company into common shares at a conversion price of $5.00 per share (the IPO price) upon the consummation of such IPO. In addition, this officer agreed to provide a $500,000 credit line to the Company for a period of two years, secured by all assets of the Company. As of December 31, 1998 and 1997, the balance outstanding under this credit line was $50,000 and $150,000, respectively which amount is payable in quarterly installments of $25,000 plus interest at 10% per annum. For the years ended December 31, 1998 and 1997, the interest expense relating to these loans aggregated $10,208 and $11,191.


NOTE   8   -     CAPITAL STOCK AND EQUIVALENTS:

                 In October 1996, simultaneously with its reincorporation in the State of Delaware, (see Note 1) the Company increased its authorized capital to 20,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. The Company also effected a stock split of its issued and outstanding common stock on a 325 for 1 basis, resulting in 1,157,000 shares. This stock split was reflected retroactively in the financial statements and accordingly, all references to the number of common shares issued and outstanding were restated.

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

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   8   -     CAPITAL STOCK AND EQUIVALENTS (Continued):

                 The aggregate purchase price for the foregoing securities was $5,000,000; net proceeds from this private placement aggregated approximately $4,723,000.

                 On September 26, 1998, pursuant to a Securities Exchange Agreement between the Company and the purchasers, the Company issued to the purchasers 1,750 shares of Series B convertible preferred stock, par value $.01 per share (the "Series B
                 Preferred Shares"), in exchange for the 327,103 shares of common stock previously issued. Subject to certain adjustments, the Series B Preferred Shares (1,750) are convertible into 327,103 common shares.

                 During 1998, options were exercised to acquire 24,895 shares of common stock, for which the Company received $21,502 in cash proceeds and 4,380 shares of Company common stock with a fair market value of $47,085.


NOTE   9  -      STOCK OPTIONS:

                 In October 1996, the Company established a Stock Option Plan under which options (including non-statutory options) to purchase up to 2,000,000 shares may be granted to eligible persons. As of December 31, 1996, the Company had granted options to purchase an aggregate of 491,950 shares of common stock at prices ranging from $.30 to $4.00, aggregating $221,485. In connection therewith the Company recorded deferred compensation (measured as the excess of the fair value of the underlying stock over the exercise price of the option at date of grant) of $37,000. During 1997, prior to the consummation of the IPO, the Company granted additional options to purchase an aggregate of 187,250 shares of common stock at an exercise price of $3.00 aggregating $561,750, and recorded additional deferred compensation costs of $374,500. Deferred compensation costs are being amortized over the vesting period of the related options. Amortization of such costs for the years ended December 31, 1998 and 1997 aggregated $98,270 and $278,230, respectively.

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

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   9  -      STOCK OPTIONS (Continued):

                 Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5% and 6.1%; dividend yields of 1.5% and 2.6%; volatility factors of the expected market price of the Company's common stock of 60% and 65%; and a weighted-average expected life of the options of seven years.

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

                 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                       1998              1997
                                                  ---------------  ------------

                   Net loss:
                    As reported                   $(2,783,552)     $(4,436,745)
                    Pro forma                      (3,140,736)      (4,883,470)

                   Basic loss per share:
                    As reported                      $(0.95)          $(1.95)
                    Pro forma                         (1.07)           (2.15)



                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   9  -      STOCK OPTIONS (Continued):

                 A summary of stock option activity, and related information for the two years in the period ended December 31, 1998 follows:

                                                                                                        Weighted
                                                                                                         Average
                                                                                                        Exercise
                                                                                      Options             Price
                                                                                      -------             -----

                       Outstanding, December 31, 1996                                 491,950              0.45


                                Granted                                               278,311              4.04
                                Exercised                                            (410,417)             0.32
                                Canceled                                              (55,000)             1.69
                                                                                     ---------
                       Outstanding, December 31, 1997                                 304,844              3.69

                                Granted                                               490,100              5.82
                                Exercised                                             (24,895)             2.76
                                Canceled                                             (265,083)             6.56
                                                                                     --------

                       Outstanding, December 31, 1998                                 504,966              4.22
                                                                                     ========

                       Weighted average fair value of options granted during the
                                year ended:


                                December 31, 1997                                                         $7.67
                                December 31, 1998                                                         $4.31

                       Options exercisable:

                                December 31, 1997                                      49,533
                                December 31, 1998                                     320,919

                 Exercise prices for options outstanding as of December 31, 1998 ranged from $.50 to $5.00 per share. The weighted-average remaining contractual life of these options is seven years.

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

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   9  -      STOCK OPTIONS (Continued):

               Effective January 8, 1999, subsequent to the balance sheet date, the Company adopted its 1999 Restricted Stock Rights Grant Plan (the "Rights Plan"). The Rights Plan provides for the issuance of up to 2,000,000 common shares to the Rights Plan participants based on a formula which provides for the participants to share up to 2,000,000 common shares (the "Performance Shares") if the Company generates up to $10,000,000 in earnings before taxes by December 31, 2001, including making up any losses during the years 1999 through 2001, if any. If the Company earns less than $10,000,000, the number of Performance Shares will be pro rated based on one share for each $5.00 in earnings before taxes. The Rights Plan participants include certain officers and employees and any other person who is employed by or is providing services to the Company or its subsidiaries and who is elected as a participant by an initial participant. The participants will be issued the Performance Shares based on their respective pro rata ownership of the Company's securities on the date the Rights Plan was adopted. However, each participant must be employed by or providing services to the Company or its subsidiaries in connection with the e.TV business on December 31, 2001 in order to receive any Performance Shares. In addition, the issuance of the Performance Shares is subject to, among other things, any consent or approval of any regulatory body or the stockholders of the Company, if such consents or approvals are necessary.


NOTE  10  -    ECONOMIC DEPENDENCY:

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


NOTE  11  -    TERMINATION OF INVESTMENT TRANSACTION:

               On April 22, 1998, the Company entered into an agreement to acquire an indirect 50% beneficial interest in Press-Loto, a Russian company which claimed to have the right to operate the first national on-line lottery in Russia pursuant to a license from the Russian Ministry of Finance to the Union of Journalists of Russia (the "Union"). The agreement provided that, at the closing, 40% of Press- Loto was to be owned by the Union and its charity with a private group holding a minority interest.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE  11  -    TERMINATION OF INVESTMENT TRANSACTION (Continued):

               On September 1, 1998 the Company issued a press release announcing that it had terminated the Merger Agreement due to the lack of fulfillment of the conditions of its obligation to close.


               In accordance with the termination of the agreement, the Company has written off all costs incurred regarding this transaction during the current period, aggregating approximately $297,000.

               See also Note 14 re: Subsequent Litigation.


NOTE  12   -   INCOME TAXES:

               The Company has net operating loss carryforwards as of December 31, 1998, of approximately $7,100,000 ($4,400,000 at December 31,
               1997), which may be applied against future taxable income, and which expire in various years beginning after 2011. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from its net operating loss carryforwards, the Company has not recognized this asset.


NOTE 13   -    COMMITMENTS:

          (a) In October 1996, the Company entered into a lease, for its current executive offices, which provides for base annual rental of $85,000. This lease, which is for an initial term of five years, has scheduled annual increases, and can be renewed for an additional five year period. The total amount of the base rent payments is being charged to expenses using the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since the inception of this lease. Previously, the Company was occupying space pursuant to a lease which expired in March 1997. Rent expense for the years ended December 31, 1998 and 1997 aggregated $78,354 and $99,770, respectively.

               At December 31, 1998, future minimum rentals are as follows:


                       1999                      $  87,975
                       2000                         93,075
                       2001                         72,675
                                                ----------
                       Total                      $253,725
                                                  ========

        (b)    The  Company  also  leases  certain  types  of  equipment   under
               operating leases which expire at various dates through 1999. Lease payments, which are charged to operations, aggregate approximately $1,100 per month.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE  13   -     COMMITMENTS (Continued):

          (c) Effective October 1, 1996, the Company entered into a three-year employment agreement with the Chief Executive Officer of the Company. This agreement provides for annual compensation of
               $250,000 and a performance bonus based on a fixed formula. Subsequent to the balance sheet date, this officers' employment agreement was amended to terminate the existing bonus compensation terms. This officer will be entitled to a performance based bonus, the details of which have not yet been determined. In addition to the above, this officer was granted 200,000 common stock purchase options and was included in the Company's new 1999 Stock Rights Grant Plan (see Note 9).

               Effective October 1, 1996, the Company entered into a three-year employment agreement with its President and Chief Operating Officer. This agreement provided for annual compensation of $125,000 and a signing bonus of $15,000. In December 1997, the Company entered into negotiations with this officer with regards to a proposed termination of his employment agreement. Under the termination agreement executed on March 17, 1998, this officer received severance pay of approximately $216,000 and agreed to sell a substantial portion of his equity share holdings in the Company pursuant to the Company's Registration Statement on Form S-8 and Rule 144 promulgated under the Securities Act of 1933, as amended and/or to the current Chairman and Chief Executive Officer and/or his designee.

               In January 1997, the Company entered into a three-year employment agreement with an employee to serve as the Company's Chief Technology Officer. Such agreement provides for an annual base salary of $200,000, $225,000 and $250,000 in the first, second and third years, respectively. For the 12 month period beginning March 1, 1999, this officer waived his increase and his salary will remain at the $225,000 level. Other terms of this employment agreement generally conform in structure to the material provisions of the employment agreement for the Chief Executive Officer as described above, including the 1999 Stock Rights Grant Plan.

               Subsequent to the balance sheet date, and in connection with e.TV Commerce, Inc. (see Note 3) the Company entered into three year employment agreements with a new Chairman of the Board of Directors of the Company and an individual who will serve as the Company's Executive Vice President and President of e.TV Commerce, Inc. Each of these agreements provide for a salary of $208,000 per annum, an issuance of options for 200,000 and 650,000 common shares, respectively and bonuses all on terms similar to those of the Chief Executive Officer, as described above. These two officers were also included in the 1999 Stock Rights Grant Plan (see Note 9).

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE  14   -     SUBSEQUENT LITIGATION:

               In connection with the termination of a potential investment transaction (see Note 11), on March 4, 1999 (subsequent to the balance sheet date), the Company became aware of an action brought in the Supreme Court of the State of New York, Nassau County. The plaintiffs, Rugby National Corp., ("Rugby"), Harvey Weinstein and Credomarka National Corp., have filed a complaint against the Company and the Company's Chief Executive Officer, alleging that the Company wilfully failed, without good cause, to consummate a plan of merger agreement dated April 22, 1998. The complaint states that Rugby's business was allegedly damaged after the Company consummated a $5,000,000 private placement and subsequently terminated the merger agreement, and that the Company's chief executive officer falsely induced Rugby and Weinstein to give their consent to the private placement. The plaintiffs are claiming damages of $6,000,000.

               Counsel to the Company has stated that no discovery has yet been conducted and that due to the inherent uncertainties in litigation in general, they cannot predict or guarantee the outcome of this litigation at this time.

               The Company believes it has meritorious defenses and intends to vigorously defend this action.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMPU-DAWN, INC.

March 31, 1999                        By:/s/ Mark Honigsfeld
                                      Mark Honigsfeld, Chief Executive Officer,
                                      President and Secretary

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                            Capacity                           Date
---------                                            --------                           ----


/s/ Robert E. Turner, IV                    Chairman of the Board                       March 31, 1999
-------------------------------             and Director
Robert E. Turner, IV


/s/ Mark Honigsfeld                         Chief Executive Officer,                    March 31, 1999
-------------------------------             President, Secretary and
Mark Honigsfeld                             Director (Principal
                                            Executive Officer)

/s/ Louis Libin                             Senior Executive                            March 31, 1999
-------------------------------
Louis Libin                                 Vice President and Director


/s/ Rudy C. Theale, Jr.                     Executive Vice President                    March 31, 1999
-------------------------------             and Director
Rudy C. Theale, Jr.


/s/ Harold Lazarus, Ph.D                    Director                                    March 31, 1999
-------------------------------
 Harold Lazarus, Ph.D


/s/ Christopher Liston                      Director                                    March 31, 1999
------------------------------
Christopher Liston


/s/ Faith Griffin                           Director                                    March 31, 1999
------------------------------
Faith Griffin

/s/ David Greenspan                         Chief Financial Officer                     March 31, 1999
------------------------------              (Principal Financial and
David Greenspan                             Accounting Officer)
