Form 10QSB
period 1999-03-31
COMPU DAWN INC
filed 1999-05-17
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

Commission file number   000-22611


                                Compu-DAWN, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)

                   Delaware                               11-3344575
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     12735 Gran Bay Parkway West, Building 200, Jacksonville, Florida 32258
                    (Address of principal executive offices)


Issuer's telephone number, including area code (904) 680-6680

                  77 Spruce Street, Cedarhurst, New York 11516
(Former Name, Former Address and Formal Fiscal Year, if Changed Since
Last Report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 1999: 3,448,269


     Transitional Small Business Disclosure Format (check one):
Yes       No   X


                         Compu-DAWN, Inc. AND SUBSIDIARY


                                    - INDEX -



                                                                                                                Page(s)

PART I           Financial Information

       Consolidated Condensed Balance Sheets - March 31, 1999 and December 31, 1998                                  3
       Consolidated Condensed Statements of Operations - Three Months Ended March 31,
       1999 and 1998                                                                                                 4

       Consolidated Condensed Statements of Cash Flows - Three Months Ended March 31,
       1999 and 1998                                                                                                 5

       Notes to Interim Consolidated Condensed Financial Statements                                                  6

       Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                                                 8


PART II          Other Information                                                                                  14


SIGNATURES                                                                                                          17


                          PART I. Financial Information

ITEM 1.        Financial Statements

                         Compu-DAWN, Inc. AND SUBSIDIARY
                                 BALANCE SHEETS

                                   - ASSETS -
                                                                                                March 31,         December 31,
                                                                                                1999              1998
                                                                                                ---------         ------------
                                                                                               (Unaudited)
CURRENT ASSETS:
   Cash                                                                                     $     801,387            $2,528,400
   Marketable securities                                                                        1,850,000            1,850,000
   Accounts receivable, net of allowances for doubtful accounts of $13,635
      for 1999 and 1998                                                                           313,512              319,392
   Prepaid expenses                                                                               105,687               68,272
   Inventory                                                                                      394,053              -
   Loan receivable                                                                                -                    736,318
                                                                                            -------------         ------------
TOTAL CURRENT ASSETS                                                                            3,464,639            5,502,382

FIXED ASSETS - NET                                                                                353,871              218,374

OTHER ASSETS:
   Security deposits                                                                               37,068               21,525
                                                                                            -------------          -----------

                                                                                            $   3,855,578           $5,742,281
                                                                                            =============           ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                   $      813,887          $   169,519
   Deferred revenue                                                                               170,873              173,953
   Current portion of note payable - officer                                                       25,000               50,000
   Capitalized lease payable - current                                                             13,490                6,662
                                                                                            -------------        -------------
TOTAL CURRENT LIABILITIES                                                                       1,023,250              400,134
                                                                                            -------------         ------------

NON-CURRENT LIABILITIES:
   Capitalized lease payable                                                                       34,766               15,779
   Deferred rent liability                                                                         27,253               28,448
                                                                                             ------------        -------------

                                                                                                   62,019               44,227
                                                                                             ------------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series A Convertible Preferred; 1,675 and 3,250 shares issued and
          outstanding for 1999 and 1998, respectively                                                  17                   33
      Series B Convertible Preferred; 1,480 and 1,750 shares issued and
         outstanding for 1999 and 1998, respectively                                                   14                   17
   Common stock, $.01 par value, 20,000,000 shares authorized,
      3,788,313 and 3,265,448 shares issued for 1999 and 1998, respectively                        37,883               32,654
   Additional paid-in capital                                                                  14,398,253           13,661,649
   Accumulated deficit                                                                        (10,890,146)          (7,620,721)
   Accumulated other comprehensive income (loss)                                                 (150,000)            (150,000)
                                                                                           --------------       --------------
                                                                                                3,396,021            5,923,632
    Less: treasury stock, 340,044 shares at cost for 1999 and 1998                               (625,712)            (625,712)
                                                                                          ---------------       --------------
                                                                                                2,770,309            5,297,920
                                                                                           --------------        -------------

                                                                                            $   3,855,578         $  5,742,281
                                                                                            =============         ============

                             See notes to financial statements.


                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                   For the Three Months Ended
                                                                                                           March 31,
                                                                                                   1999               1998
                                                                                                   ----               ----

REVENUES:
   Representative revenue                                                                         $   515,061    $     -
   Residual revenue                                                                                   395,847          -
   Products and services                                                                              359,549          -
   Software sales                                                                                     127,782          101,873
   Maintenance income                                                                                  91,349           65,086
                                                                                                 ------------      -----------
                                                                                                    1,489,588          166,959
                                                                                                 ------------       ----------

COSTS AND EXPENSES:
   Cost of revenues                                                                                 1,002,309          123,538
   General and administrative expenses                                                              2,790,188          425,396
   Research and development                                                                            11,907          111,702
                                                                                                 ------------       ----------
                                                                                                    3,804,404          660,636
                                                                                                 ------------       ----------

(LOSS)  FROM  OPERATIONS                                                                           (2,314,816)        (493,677)
                                                                                                 ------------       ----------

OTHER INCOME (EXPENSES):
   Interest and other income                                                                          126,558           20,787
   Interest expense                                                                                    (6,816)          (3,437)
   Non-recurring refunds                                                                             (482,033)           -
   Write-off of impaired loan                                                                        (592,318)           -
                                                                                                 ------------      -----------
                                                                                                     (954,609)          17,350
                                                                                                 ------------      -----------

(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES                                                   3,269,425)        (476,327)

   Provision (credit) for income taxes                                                                 -               -
                                                                                                --------------     ------------

NET (LOSS)                                                                                        $(3,269,425)       $(476,327)
                                                                                                  ===========        =========

BASIC (LOSS) PER COMMON SHARE                                                                          $(1.02)           $(.17)
                                                                                                       =======           =====

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                                                             3,192,646        2,839,907
                                                                                                    =========        =========






                             See notes to financial statements.


                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                   For the Three Months Ended
                                                                                                             March 31,
                                                                                                     1999            1998
                                                                                                     ----            ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                                  $ 1,492,388       $   264,343
    Cash paid to suppliers and employees                                                           (3,204,366)         (691,885)
    Interest paid                                                                                      (6,816)           (3,750)
    Interest and other income received                                                                126,558            20,787
                                                                                                  -----------        ----------
    Net cash (utilized) by operating activities                                                    (1,592,236)         (410,505)
                                                                                                  -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans and advances                                                                                (16,222)          -
    Purchase of fixed assets                                                                          (90,589)          (12,401)
                                                                                                  ------------       -----------
    Net cash (utilized) by investing activities                                                      (106,811)          (12,401)
                                                                                                  ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of officer's loan                                                                       (25,000)          (25,000)
    Payments of capital lease obligations                                                              (2,966)           (2,458)
    Proceeds from exercise of stock options                                                           -                  11,335
                                                                                                  ------------       -----------
    Net cash (utilized) by financing activities                                                       (27,966)          (16,123)
                                                                                                  ------------       -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        (1,727,013)         (439,029)

    Cash and cash equivalents, at beginning of year                                                 2,528,400         3,081,253
                                                                                                  -----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $    801,387        $2,642,224
                                                                                                 ============        ==========


RECONCILIATION OF NET (LOSS) TO NET CASH (UTILIZED)
    BY OPERATING ACTIVITIES:
      Net (loss)                                                                                  $(3,269,425)      $  (476,327)
      Adjustments to reconcile net (loss) to net cash (utilized) by operating activities:
        Depreciation and amortization                                                                  33,374            20,605
        Deferred rent                                                                                  (1,195)               82
        Write-off of impaired loan                                                                    592,318              -
        Compensatory shares                                                                           726,815            40,848
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                                      5,880           (75,952)
        (Increase) decrease in prepaid expenses                                                        (2,958)           27,758
        Increase (decrease) in accounts payable and accrued expenses                                  659,368          (120,855)
        (Increase) in inventory                                                                      (333,333)             -
        (Decrease) increase in deferred revenue                                                        (3,080)          173,336
                                                                                                 -------------      ------------

NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                       $(1,592,236)      $  (410,505)
                                                                                                  ===========       ===========


                       See notes to financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -     DESCRIPTION OF COMPANY:

                 Compu-DAWN, Inc., the Company, was incorporated under the name of Coastal Computer Systems, Inc., in New York on March 31, 1983, and was reincorporated in Delaware under its present name on October 18, 1996. Since January 8, 1994 the Company has been engaged in two lines of business. In one, the Company, through its wholly owned subsidiary e.TV Commerce, Inc., ("e.TV") operates in the Internet, e-commerce and telecommunications business (the "e.TV Business"), marketing and selling its products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a multi-level referral network marketing organization. The Company has been in this business, since January 8, 1999. In its other line of business, the Company is engaged in the designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies. The Company's customers, to date, are primarily located in New York State.

                 At December 31, 1998, the Company had written down a loan receivable from LocalNet Communications, Inc., ("LocalNet") to approximately $750,000, the represented fair value of the assets collateralizing the loan. On January 7, 1999, the Company assigned its interest in this loan from LocalNet, an unaffiliated Florida corporation, to e.TV, a newly formed subsidiary of the Company. On January 8, 1999, LocalNet peacefully surrendered the assets representing the collateral underlying this loan. The fair value of the assets received aggregated $244,000 (including cash of $83,778) and accordingly the Company has recorded a further write-down of the loan by approximately $592,000.


                 The Company's consolidated statements of operations include the revenues and expenses of e.TV from January 9, 1999. The following proforma results were developed assuming the surrender of LocalNet's assets had occurred at the beginning of the earliest period presented.

                                                    Three Months Ended
                                                         March 31,
                                                     1999            1998
                                              ---------------   --------------

                    Revenues                     $ 1,615,785       $2,267,248
                    Costs and expenses             3,227,603        2,641,453
                    Loss from operations          (1,611,818)        (374,205)
                    Net loss                     $(2,567,481)      $ (356,855)

                   Loss per share                     $(.80)           $(.13)


                 The accounting policies followed by the Company are set forth in Note 2 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1998. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                         Compu-DAWN, Inc. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -     DESCRIPTION OF COMPANY (Continued):

                 In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Compu-DAWN, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998.

                 The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -     CAPITAL STOCK AND EQUIVALENTS:

                 During the quarter ended March 31, 1999, holders of 1,575 Series A preferred shares and 270 Series B preferred shares converted such shares into 315,000 and 50,467 common shares as provided for in the agreements.

                 In February 1999, the Company issued the following:

                 (a) 10,000 shares of common stock to a consultant  for services rendered in October 1998. The value of these services, $15,000, was accrued at December 31, 1998
                 (b) 117,398  shares of common  stock to a supplier of inventory to e.TV as an inducement to enter into a contract with the Company. These shares were valued at the market price at the date of issuance, for an aggregate of $606,815 and
                 (c) 30,000  shares of common  stock to an entity in  connection with a one year consulting contract. These shares were valued at $120,000, the aggregated market value at the date of issuance.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

     Introduction

     The Company was incorporated in the State of New York on March 31, 1983 under the name of Coastal Computer Systems, Inc. The Company was reincorporated in the State of Delaware under its present name Compu-DAWN, Inc., on October 18, 1996.

     The Company is engaged in two lines of business. In one, the Company, through its wholly owned subsidiary, e.TV Commerce, Inc. ("e.TV"), operates in the Internet, e-commerce and telecommunications business (the "e.TV Business"), marketing products and services primarily using a person to person sales approach with the services of commissioned independent sales representatives in a referral network marketing organization. Key services and products in this line of business include the following:

                 o Interactive advanced digital tv set-top boxes which enable the consumer to access the Internet through the consumer's tv set over a telephone line, conduct electronic commerce through e.TV's own e-commerce shopping mall, and access a variety of different software applications through network computing capabilities;
                 o   Sales of long distance telephone service;
                 o   Sales of
                     Internet access  service;
                 o   On-line  shopping;
                 o   Pre-paid  cellular telephone service; and
                 o   Web page design and sales

     In its other line of business, the Company is engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies (the "Public Safety Software Business"). Historically, the Company's public safety customers have been primarily located in New York State.

     The Company generates Public Safety Business Revenues from the granting of nonexclusive, non-transferable and non-assignable licenses to use software it has developed, through fixed price contracts. Revenues from such fixed price contracts are recognized using the percentage of completion method of accounting. The Company retains title to the software and warrants that it will provide technical support and repair any defects in the software at no charge. The warranty period for each contract is negotiated individually, with the periods ranging from 90 days to three years. To date, repair costs have been minimal and, therefore, the Company has not had to establish a reserve for warranty costs.

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

     In a transaction which occurred during the current quarter, LocalNet Communications, Inc. ("LocalNet") surrendered certain of its assets to a subsidiary of the Company e.TV in satisfaction of a loan payable to the Company. Contemporaneously with this transaction, the Company commenced the e.TV Business as described above.

     The Company's Board of Directors has determined that the Company's efforts should be focused on the e.TV Business. Accordingly, the Company entered into a letter of intent in May 1999 to sell primarily all of the assets which make up the Company's Public Safety division to an unrelated third party which is in a business similar to that of the Company's public safety division.

     The Company decided to divest itself of its public safety division since the main focus of its business has shifted to Internet services, e-commerce and telecommunications services which is operated through e.TV. The public safety division accounted for approximately 14% of the Company's revenues during the first quarter of 1999. The letter of intent contemplates a cash payment of $500,000 and a 10% royalty related to future sales of products containing the Company's technology or sales to current Compu-DAWN customers, and a 6.25% royalty related to future sales of products containing a hybrid of the Company's technology and the purchaser's technology. The royalties will relate to sales in the five year period after the closing. Although the Company anticipates negotiating and entering into a contract based on the letter of intent, there can be no assurance such a contract will be entered into and the transaction closed.

     The consolidated financial information presented herein includes: (i) condensed balance sheets as of March 31, 1999 and December 31, 1998; (ii) condensed statements of operations for the three month periods ended March 31, 1999 and 1998 and (iii) condensed statements of cash flows for the three month periods ended March 31, 1999 and 1998.

     Results of Operations

              Revenues

     Revenue for the three months ended March 31, 1999 were $1,489,588 as compared to $166,959 for the same period of the prior year. This increase was primarily a result of revenues of $1,270,457 generated in the e.TV Business by the Company's newly formed subsidiary e.TV.

     During the period, e.TV's revenue of $1,270,457 trended favorably:

                     January                        $297,339
                     February                       $419,724
                     March                          $553,394

                     Costs and Expenses

     The total costs and expenses for the three month period ended March 31, 1999 were $3,804,404 ($1,035,547 for the public safety division and $2,768,857 for e.TV) as compared to $660,636 for the comparative period of the prior year division, an increase of $3,143,768. This variance is primarily attributable to factors relating either directly or indirectly to the investment in and operating activities of acquiring the e.TV Business. With respect to the public safety division, it recorded a one time charge of $834,133 largely related to the issuance of common stock to suppliers of e.TV. If the one-time aforementioned non-cash transaction were not included in costs and expenses, the public safety division would have realized total costs and expenses of $201,414 or a decrease of $459,222 as compared to the same period last year. This is due to a decrease in research and development costs of nearly $100,000 as well as the deferment of certain overhead allocations (i.e., salaries, benefits, etc.) to e.TV. Further, the Company is not presently developing and producing new products, but instead concentrating on enhancing and maintaining existing products.

     The company's consolidated operating loss for 1999 was $2,314,816 as compared to $493,677 for 1998. This is mainly due to the operating loss of $1,498,400 which was sustained by e.TV and the one time investment/operating activity explained above of $834,133, during the reported period.

     Other Income and Development

     Interest and other income for 1999 aggregated approximately $127,000 as compared to approximately $21,000 for 1998. This increase was due to the increase in cash which resulted from the Company's private offering of preferred stock during 1998.

     During 1999, the Company recognized a one time write down of a receivable from an unaffiliated entity (LocalNet Communications, Inc.) in the amount of $592,318. See note 1 to the Financial Statements for further discussion. In addition, e.TV satisfied a LocalNet liability in the amount of $482,033. This amount represents refunds due to former sales representatives of LocalNet and whom e.TV is utilizing in its current business operations. Combined, these one-time activities adversely affected the net loss by $1,074,351.

     Income/(Loss)

     For the three months ended March 31, 1999 the Company reflected a net loss of $3,269,425 ($1.02per share) as compared to a loss of $476,327 ($.17 per share) for the corresponding period of the previous year. The explanations of these losses are explained in the above discussions.

     It is important to illustrate, that if the "one-time" transactions relating to the investment in e.TV were not executed the companies' results would be favorably affected by $1,908,484, yielding a net loss of $1,360,941.

     Liquidity and Capital Resources

     At March 31, 1999, the Company had working capital of $2,441,389, a current ratio of 3.4:1 and a debt to net worth ratio of .4:1. At its year ended December 31, 1998, the Company had working capital of $5,102,248, a current ratio of 13.8:1 and a debt to net worth ratio of .1:1. The erosion of the Company's working capital is attributable to the losses experienced by the Company during the current quarter.

     Based on historical performance, the Company anticipates it will need additional capital in approximately three months to continue to develop its business and to sustain its business at current levels. The Company is currently exploring sources of capital, including debt and equity investment. Currently the Company has not identified any investors, and if the Company does, there can be no assurance that any investor will make a debt or equity investment in the Company. If an investment is made, the Company cannot assure that it will be made on terms as favorable as the Company would like nor can the Company predict at this time the size of such an investment.

     Additionally, the Company's warrants to purchase 389,200 Common Shares which were issued in a bridge financing transaction in December 1996 are exercisable on and after June 10, 1999 at $3.00 per share. Although the Company hopes the warrants will be exercised, if the market price of the Company's publicly traded Common Shares is less than $3.00 per share it is unlikely that the warrants will be exercised. Even if the market price of the Company's publicly traded stock is above $3.00 a share, there can be no assurance that any of the warrants will be exercised, and if any are exercised, the Company cannot predict the number of warrants that would be exercised or when the warrants would be exercised.

     Cash Flows

     For the three months ended March 31, 1999, the Company utilized cash for operating activities of $1,592,236. For the corresponding period of the prior year the Company used cash for operating activities of $410,505.

     The Company utilized cash of approximately $107,000 during the three months ended March 31, 1999 for investing activities primarily to acquire fixed assets.

     For the three months ended March 31, 1999 the Company used cash for financing activities primarily for the repayment of officer's loans.

     Other

     The Company believes that the cash and cash equivalents available and funds expected to be generated from operations, will be sufficient for at least the ensuing three month period. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above for a discussion regarding the need for additional capital.

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

     Public Safety Business. Management believes that all of its IT systems are currently compliant, and that there are no third party suppliers or customers whose IT system Y2K non-compliance will affect its own operations. However, management is aware that some of the public safety agencies to whom it has sold and installed systems may be using other systems, and/or components, that interface with the Company's products and which may not be Y2K complaint. The use of such other systems and/or components may disrupt or even completely disable an agency's entire IT system, or significant parts thereof. Notwithstanding that any such event would have no direct bearing on the Company's operations, the Company is alerting its customers to the possibility of this problem and suggesting that they test all aspects - both hardware and software - of their systems.

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

     Forward Looking Statements

     Certain   information   contained  in  the  matters  set  forth  above  are
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward- looking statements which may be deemed to have been made above and elsewhere in this Quarterly Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained above and elsewhere in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with multi-level network marketing, the Internet and Internet-related technology and products, new technology developments, developments and regulation in the telecommunications industry, the competitive environment within the Internet and telecommunications industries, the level of spending by law enforcement and public safety agencies for computer application software and hardware, the competitive environment within the public safety technology industry, the ability of the Company to expand its operations, the level of costs incurred in connection with the Company's planned expansion efforts, the financial strength of the Company's customers and suppliers, unascertainable risks related to possible unspecified acquisitions, the competence required and experience of management, the risk of loss of management and personnel, economic conditions, the risks and uncertainties inherent in litigation, and the ability of the Company to raise additional capital which will be required in the near term to continue to develop and sustain business at current levels. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission ("SEC") filings. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business.


                                     PART II
                                OTHER INFORMATION


ITEM 1.          Legal Proceedings

     In March 1999, an action was instituted in the Supreme Court of the State of New York, Nassau County, by Rugby National Corp. ("Rugby"), Harvey Weinstein ("Weinstein") and Credomarka National Corp. against the Company, Rugby Acquisition Corp., a wholly owned subsidiary of the Company, and Mark Honigsfeld, Chief Executive Officer of the Company until May 11, 1999. A description of the action was reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company and Mr. Honigsfeld believe that they have meritorious defenses to all of the plaintiffs claims. In April, 1999 the Company and Mr. Honigsfeld served an answer and interposed counterclaims asserting, among other things that plaintiffs breached certain merger and loan agreements entered into with the Company, by defaulting under a loan and security agreement and by refusing and/or failing to fulfill certain obligations under a merger agreement, all of which resulted in damages in an amount to be determined at trial. Due to the inherent uncertainties in litigation, the Company cannot predict nor guarantee the outcome of this litigation.

ITEM 2.          Changes in Securities

     The Company sold the following unregistered securities during the period covered by this report. As of February 4, 1999, the Company issued 117,398 Common Shares to Boca Research, Inc. ("Boca Research") in consideration of Boca Research's agreement to manufacturer e.TV's tv set-top box product on an exclusive basis for sale through a multi-level referral network marketing system and as a incentive for Boca Research to enter into a manufacturing arrangement with the Company.

                 As of February  17,  1999,  the Company  issued  30,000  Common
                 Shares to Union Atlantic, LLC ("Union Atlantic") in partial consideration for consulting advisory services relating to corporate development, development of strategic relationships to increase revenue and brand awareness in connection with the Company's e.TV Business, corporate finance and identification of potential acquisition and merger targets.

                 These transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. The Company determined that Boca Research and Union Atlantic were sophisticated investors. Such issuances of Common Shares was without the use of an underwriter, and the certificates evidencing such Common Shares bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

ITEM 3.          Defaults Upon Senior Securities

                 None.

ITEM 4.          Submission of Matters to a Vote of Security Holders

                 None.

ITEM 5.          Other Information

                 None.

ITEM 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits     Description of Exhibit
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

        3.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 2, 1998. ***

        3.4          Amended and Restated By-Laws of the Company.****

        4.1          Specimen Common Share Certificate.*

        4.2          Form of Underwriter's Common Share Purchase Warrant.*

        11           Computation of Earnings Per Common Shares

        27           Financial Data Schedule

------------

* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-18667.
** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
*** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
**** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

        (b)      Current Report on Form 8-K

                 A Current Report on Form 8-K was filed by the Company during the three month period ended March 31, 1998 as follows:

                 Date of Event: January 8, 1999
                 Item Reported: 2

                 Date of Event: January 8, 1999
                 Item Reported: 7

                 Date of Event: March 8, 1999
                 Item Reported: 5

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:     May 15,1999                      Compu-DAWN, Inc.


                                            By: /s/ R.E. (Teddy) Turner, IV
                                                ---------------------------
                                                Chairman of the Board



                                                 /s/ David Greenspan
                                                 ----------------------------
                                                 Chief Financial Officer