Form 10QSB
period 1999-06-30
COMPU DAWN INC
filed 1999-08-16
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

Commission file number   000-22611


                                Compu-DAWN, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)

          Delaware                                      11-3344575
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Yes (X) No (_)

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 1999: 3,817,519


     Transitional Small Business Disclosure Format (check one): Yes (_)  No (X)

                         Compu-DAWN, Inc. AND SUBSIDIARY


                                    - INDEX -



                                                                                           Page(s)

PART I    Financial Information                                                              3

  Item 1  Financial Statements                                                               3

          Consolidated  Condensed Balance Sheets - June 30, 1999 (unaudited) and
          December 31, 1998                                                                  3

          Consolidated Condensed Statements of Operations - Three and Six Months
          Ended June 30, 1999 and 1998 (unaudited)                                           4

          Consolidated  Condensed  Statements  of Cash Flows - Six Months  Ended
          June 30, 1999 and 1998 (unaudited)                                                 5

          Notes to Interim Consolidated Condensed Financial Statements                       6

  Item 2  Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations                                                              9


PART II   Other Information                                                                 15

  Item 2  Changes in Securities                                                             15

  Item 6  Exhibits and Reports on Form 8-K                                                  15

SIGNATURES                                                                                  17

                          PART I. Financial Information
ITEM 1.  Financial Statements

                         Compu-DAWN, Inc. AND SUBSIDIARY
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                 June 30,           December 31,
                                                                                                   1999                 1998
                                                                                               (Unaudited)
CURRENT ASSETS:
   Cash                                                                                     $     258,813         $  2,528,400
   Marketable securities                                                                          891,100            1,850,000
   Accounts receivable, net of allowances for doubtful accounts of $13,635
      for 1999 and 1998                                                                           222,353              319,392
   Prepaid expenses                                                                                48,678               68,272
   Inventory                                                                                       99,099                 -
   Loan receivable re: potential acquisition (Note 3)                                             120,000                 -
   Loan receivable - other (Note 1)                                                                  -                 736,318
                                                                                            -------------         ------------
TOTAL CURRENT ASSETS                                                                            1,640,043            5,502,382

FIXED ASSETS - NET                                                                                419,631              218,374

OTHER ASSETS:
   Security deposits                                                                               37,068               21,525
                                                                                            -------------         ------------

                                                                                            $   2,096,742         $  5,742,281
                                                                                            =============         ============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                    $     631,040         $    169,519
   Deferred revenue                                                                               237,580              173,953
   Current portion of note payable - officer                                                      -                     50,000
   Capitalized lease payable - current                                                             14,208                6,662
                                                                                            -------------         ------------
TOTAL CURRENT LIABILITIES                                                                         882,828              400,134
                                                                                            -------------         ------------
NON-CURRENT LIABILITIES:
   Capitalized lease payable                                                                       30,848               15,779
   Deferred rent liability                                                                         26,058               28,448
                                                                                            -------------         ------------

                                                                                                   56,906               44,227
                                                                                            -------------         ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series A Convertible Preferred; 1,075 and 3,250 shares issued and
          outstanding for 1999 and 1998, respectively                                                  11                   33
      Series B Convertible Preferred; 1,480 and 1,750 shares issued and
         outstanding for 1999 and 1998, respectively                                                   14                   17
   Common stock, $.01 par value, 20,000,000 shares authorized,
      4,088,813 and 3,265,448 shares issued for 1999 and 1998, respectively                        40,888               32,654
   Additional paid-in capital                                                                  15,267,052           13,661,649
   Accumulated deficit                                                                        (13,653,048)          (7,620,721)
   Accumulated other comprehensive income (loss)                                                  (46,900)            (150,000)
                                                                                            -------------         ------------
                                                                                                1,608,017            5,923,632
   Less: treasury stock, 277,544 and 340,044 shares at cost for 1999
   and 1998, respectively                                                                        (451,009)            (625,712)
                                                                                            -------------         ------------
                                                                                                1,157,008            5,297,920
                                                                                            -------------         ------------

                                                                                            $   2,096,742         $  5,742,281
                                                                                            =============         ============

                             See notes to financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    For the Three Months Ended         For the Six Months Ended
                                                                            June 30,                           June 30,
                                                                      1999            1998                1999           1998
                                                                  ------------    ------------       ------------    ------------

REVENUES:
   Products and services                                          $    158,083    $       -         $     327,887    $       -
                                                                  ------------    ------------       ------------    ------------


COSTS AND EXPENSES:
   Cost of revenues                                                    131,811            -               195,236            -
   General and administrative expenses                                 255,570            -               488,691            -
   Interest expense                                                     91,287           7,268             98,103          10,705
   Interest and other income                                           (54,929)        (45,335)          (181,487)        (66,122)
                                                                  ------------    ------------       ------------    ------------
                                                                       423,739         (38,067)           600,543         (55,417)
                                                                  ------------    ------------       ------------    ------------

INCOME (LOSS) BEFORE PROVISION (CREDIT)
   FOR INCOME TAXES                                                   (265,656)         38,067           (272,656)         55,417

   Provision (credit) for income taxes                                    -               -                  -               -
                                                                  ------------    ------------       ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                              (265,656)         38,067           (272,656)         55,417
                                                                  ------------    ------------       ------------    ------------


DISCONTINUED OPERATIONS:
   Loss from operations of public safety division disposed of       (1,117,758)       (460,778)        (2,526,492)       (954,455)
   Loss from operations of network marketing division
      disposed of                                                   (1,379,488)           -            (3,233,179)           -
                                                                  ------------    ------------       -----------     ------------
                                                                    (2,497,246)       (460,778)        (5,759,671)       (954,455)
                                                                  ------------    ------------       ------------    ------------


NET LOSS                                                          $ (2,762,902)   $   (422,711)      $ (6,032,327)   $   (899,038)
                                                                  ============    ============       ============    ============


BASIC (LOSS) PER COMMON SHARE:
   Continuing operations                                          $       (.07)   $        .01       $      (0.07)   $        .02
   Discontinued operations                                                (.65)           (.15)             (1.53)           (.33)
                                                                  ------------    ------------       ------------    ------------
                                                                  $       (.72)   $       (.14)      $      (1.60)   $       (.31)
                                                                  ============    ============       ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                                3,857,380       2,936,312          3,763,554       2,888,445
                                                                  ============    ============       ============    ============

                       See notes to financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the Six Months Ended
                                                                                                           June 30,
                                                                                                     1999            1998
                                                                                              ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                                  $ 2,763,074     $     530,102
    Cash paid to suppliers and employees                                                           (6,193,344)       (1,530,131)
    Interest paid                                                                                      (6,473)          (10,705)
    Interest and other income received                                                                181,487            66,122
                                                                                                  -----------     -------------
    Net cash (utilized) by operating activities                                                    (3,255,256)         (944,612)
                                                                                                  -----------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans and advances                                                                               (120,000)             -
    Purchase of fixed assets                                                                         (181,065)          (16,019)
                                                                                                  -----------     -------------
    Net cash (utilized) by investing activities                                                      (301,065)          (16,019)
                                                                                                  -----------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from offering of shares                                                                 -            4,743,462
    Repayment of officer's loan                                                                       (50,000)          (50,000)
    Payments of capital lease obligations                                                              (6,166)           (2,782)
    Proceeds from exercise of stock options                                                           384,000            14,335
                                                                                                  -----------     -------------
    Net cash provided by financing activities                                                         327,834         4,705,015
                                                                                                  -----------     -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (3,228,487)        3,744,384

    Cash and cash equivalents, at beginning of year                                                 4,378,400         3,081,253
                                                                                                  -----------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 1,149,913     $   6,825,637
                                                                                                  ===========     =============


RECONCILIATION OF NET (LOSS) TO NET CASH (UTILIZED)
    BY OPERATING ACTIVITIES:
      Net (loss)                                                                                  $(6,032,327)    $    (899,038)
      Adjustments to reconcile net (loss) to net cash (utilized) by operating activities:
        Depreciation and amortization                                                                  58,091            41,406
        Deferred rent                                                                                  (2,390)              162
        Write-off of impaired loan                                                                    593,941              -
        Compensatory shares                                                                         1,389,315            81,696
        Gain on sale of securities                                                                    103,100              -
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                                     97,039           (41,687)
        Decrease (increase) in prepaid expenses and other assets                                      160,206           (17,386)
        (Increase) in inventory                                                                       (38,379)             -
        Increase (decrease) in accounts payable and accrued expenses                                  352,521          (145,664)
        Increase in deferred revenue                                                                   63,627            35,899
                                                                                                  -----------     -------------

NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                       $(3,255,256)    $    (944,612)
                                                                                                  ===========     =============

                       See notes to financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -     DESCRIPTION OF COMPANY:

                 Compu-DAWN, Inc., the Company, was incorporated under the name of Coastal Computer Systems, Inc., in New York on March 31, 1983, and was reincorporated in Delaware under its present name on October 18, 1996. Through June 1999, the Company was engaged in two lines of business. In one, the Company, through its wholly owned subsidiary e.TV Commerce, Inc., ("e.TV") operated in the Internet, e-commerce and telecommunications business (the "e.TV Business"), marketing and selling its products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a multi-level referral network marketing organization. The Company entered into this business since January 8, 1999. In its other line of business, the Company was engaged in the designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies.

                 At December 31, 1998, the Company had written down a loan receivable from LocalNet Communications, Inc., ("LocalNet") to approximately $750,000, the represented fair value of the assets collateralizing the loan. On January 7, 1999, the Company assigned its interest in this loan from LocalNet, an unaffiliated Florida corporation, to e.TV, a newly formed subsidiary of the Company. On January 8, 1999, LocalNet peacefully surrendered the assets representing the collateral underlying this loan. The fair value of the assets received aggregated $244,000 (including cash of $83,778) and accordingly the Company recorded a further write-down of the loan of approximately $592,000 which also includes additional advances made in 1999.

                 In May 1999, the Company decided to divest itself of its public safety software business and on July 2, 1999, subsequent to the balance sheet date, the Company consummated the sale of this division to an unaffiliated third party. The Company received $500,000 in cash, and is entitled to receive quarterly software royalty payments ranging from 6.25% to 10% from future sales of products containing the Company's technology or to former customers of the Company's public safety software business. The royalty shall be based on the funds actually received by the public safety software business buyer from those orders it receives during the five years subsequent to the closing of the sale.

                 On June 29, 1999, e.TV discontinued it's network referral marketing operations in order to focus on developing Internet related products and services and selling them through retail channels. In July 1999, subsequent to the balance sheet date, e.TV sold its independent representative database and assigned its long distance business to another network marketer of telecommunication products for $250,000 in cash.

                 See Note 3 for additional subsequent events.

                 As a result of the events and transactions described above, the operations of these two divisions are being accounted for as discontinued operations and accordingly, amounts in the financial statements for all periods shown have been restated to reflect discontinued operations accounting.

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

                 In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Compu-DAWN, Inc., contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998, and its cash flows for the six month periods ended June 30, 1999 and 1998.

                 The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -     CAPITAL STOCK AND EQUIVALENTS:

                 In January 1999, holders of 1,575 Series A preferred shares and 270 Series B preferred shares converted such shares into 315,000 and 50,467 common shares, respectively, as provided for in the agreements.

                 In February 1999, the Company issued the following:
                 (a) 10,000 shares of common stock to a consultant  for services rendered in October 1998. The value of these services, $15,000, was accrued at December 31, 1998
                 (b) 117,398  shares of common  stock to a supplier of inventory to e.TV as an inducement to enter into a contract with the Company. These shares were valued at the market price at the date of issuance, for an aggregate of $606,815 and
                 (c) 30,000  shares of common  stock to an entity in  connection with a one year consulting contract. These shares were valued at $120,000, the aggregate market value at the date of issuance.

                 In May 1999, the Company issued 62,500 shares of common stock to a former officer as consideration for consulting services valued at $312,500. These shares were issued from the Company's treasury. In June 1999, in connection with an amended and restated termination agreement, this officer received an additional 75,000 shares of common stock, valued at $350,000.

                 In May and June 1999, options and warrants were exercised to purchase 97,500 and 8,000 shares of common stock, respectively for which the Company received $384,000 in cash proceeds.

                 In June 1999, holders of 600 Series A preferred shares converted such shares into 120,000 shares of common stock as provided for in the agreements.


NOTE   3   -     POTENTIAL ACQUISITION:

                 On July 30, 1999, subsequent to the balance sheet date, the Company signed an Asset Purchase Agreement to acquire substantially all tangible and intangible assets of Global PC, Inc. ("Global PC") of Alameda, California. Global PC, Inc. is a co-developer and worldwide licensee of GEOS, a simplified, user friendly, low cost computer operating system and software suite. A closing of the asset purchase is based on several conditions being met, including, among others, completion of satisfactory due diligence by the Company, the determination of the Company's board of directors that the transaction is fair to the Company and its stockholders, and obtaining an assignment of the GEOS license agreement which contains terms satisfactory to the Company.

                         Compu-DAWN, Inc. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   3   -     POTENTIAL ACQUISITION (Continued):

                 In consideration for the assets and the assumption of certain liabilities from Global PC the Company has agreed to issue a number of Common Shares ranging from 624,284 to 699,284 Shares, and Class A Warrants to purchase up to 2,269,284 Common Shares, Class B Warrants to purchase up to 1,901,400 Common Shares and Class C Warrants to purchase up to 385,000 Common Shares. All the warrants are exercisable at $4.875 per share, the closing price of the Company's common stock on July 29, 1999.

                 The Class A Warrants are exercisable from July 1, 2001 to June 30, 2006 to the extent of 50%, 75% or 100% of the underlying Common Shares provided the Company reaches certain performance milestones by June 30, 2001. The milestones require that there are 150,000 to 200,000, 200,001 to 250,000, or 250,001 or more subscribers to the Company's Internet services who access the Internet through the Global PC Device by June 30, 2001, respectively. If there are less than 150,000 of such subscribers by June 30, 2001, the Class A Warrants will not be exercisable and shall be automatically canceled.

                 The Class B Warrants are exercisable: (i) to the extent of 30% of the underlying Common Shares during the period commencing 90 days after the issuance of the Class B Warrant and ending on the day before the fifth anniversary of the issuance date (the "Expiration Date") (ii) to the extent of 23 1/3% of the underlying Common Shares from each of the first, second and third anniversary of the issuance date and ending on the Expiration Date.

                 The Class C Warrants are exercisable from the first anniversary of the date of issuance to the Expiration Date.

                 Furthermore, the exercise of all the warrants is also subject to stockholder approval to the extent that the number of Common Shares to be issued upon the exercise of the warrants and otherwise in connection with the transaction are more than 20% of the Company's outstanding Common Shares.

                 On June 22, 1999, the Company received a secured promissory note from Global PC in the amount of $135,000. Advances made pursuant to this note bear interest at an annual rate of 10% and are payable one year from the date of the loan. As of June 30, 1999, the Company had advanced an aggregate of $120,000 under this note.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

                 Introduction

                 The Company was incorporated in the State of New York on March 31, 1983 under the name Coastal Computer Systems, Inc. The Company was reincorporated in the State of Delaware under its present name Compu-DAWN, Inc. on October 18, 1996.

                 During the first two quarters of fiscal 1999, the Company was engaged in two lines of business. In one, the Company engaged in the designing, developing, licensing, installing and serving of computer software products and systems predominantly for public safety and law enforcement agencies. In its other line of business, the Company, through its wholly owned subsidiary, e.TV Commerce, Inc. ("e.TV") operated in the Internet, e-commerce and telecommunications business marketing products and services primarily using a referral network marketing organization of independent representatives.

                 In May 1999, the Company decided to divest itself of its public safety software business since the major focus of the Company's business had shifted to Internet Services, e-commerce and telecommunication services. On July 2, 1999, the Company consummated the sale of the public safety software business division to an unaffiliated third party. In the transaction, the Company received $500,000 in cash, and is entitled to receive quarterly software royalty payments ranging from 6.25% to 10% from future sales of products containing the Company's technology or to former customers of the Company's public safety software business. The royalty shall be based on the funds actually received by the public safety software business buyer from those orders it receives during the five years subsequent to the closing of the sale.

                 On June 29, 1999, e.TV discontinued it's network referral marketing operations in order to focus on developing Internet related products and services and selling them through retail channels. This decision was made after the Company determined that (a) anticipated second quarter of 1999 revenues from e.TV's operations would not be realized, (b) second quarter revenues were relatively flat compared to first quarter revenues, (c) the third quarter, which includes the summer months, is historically slow in the network referral industry as compared to the rest of the year, (d) the Company would require a substantial capital infusion and management time commitment to sustain e.TV's operations at current levels and to possibly achieve future growth and (e) even with a substantial capital infusion, a growth in e.TV's revenues are not assured in the short or long term. The Company was able to reduce cost of goods and moderately decrease overhead, however these savings were not significant enough to overcome the decline in e.TV's gross receipts.

                 In July 1999, e.TV sold its independent representative database and assigned its UniDial Communications, Inc. ("UniDial") long distance business to another network marketer of telecommunication products for $250,000 in cash. Through this arrangement, the Company believes e.TV's former independent network referral representatives will continue to receive their residual commissions they established with UniDial while continuing to build their home based business, provided that the former e.TV independent representative is a representative with the assigned network marketing company.

                 On July 30, 1999, the Company signed an Asset Purchase Agreement to acquire substantially all tangible and intangible assets of Global PC, Inc. ("Global PC") of Alameda, California. Global PC, Inc. is a co- developer and worldwide licensee of GEOS, a simplified, user friendly, low cost computer operating system and software suite. The Global PC technology offers complete software solutions including the operating system and a set of applications such as: an Internet browser, email capabilities, word processing, spreadsheet functionality and gaming. The software will reside in a low cost "easy-to-use" personal computer (the "Global PC Device") targeted for residential users. A closing of the asset purchase is based on several conditions being met, including, among others, completion of satisfactory due diligence by the Company, the determination of the Company's board of directors that the transaction is fair to the Company and its stockholders, and obtaining an assignment of the GEOS license agreement which contains terms satisfactory to the Company. Upon consummating the acquisition of Global PC, Inc. the Company plans to enter into agreements with mass merchant and other retailers. The Global PC appliance is anticipated to enter retail channels in the fourth quarter of 1999.

                 Following the closing of the purchase of assets from Global PC, the Company plans to focus market efforts to those consumers who currently do not have a personal computer or for those who are seeking an affordable second unit. The Company plans to create an "Online Community" by bundling the Company's Internet services with the sale of the Global PC appliance. The Company believes that the demographic composition of the consumer will largely embody first time personal computer users and Internet subscribers. In so doing, it is anticipated that the Company expects to realize a variety of additional marketing opportunities such as financial, transactional and commercial services, on-line banking, web shopping, and a host of new and innovative services which are emerging as the e-commerce market matures.

                 The Company plans to recruit, train and maintain an experienced team of software and hardware engineers to support the development of its expected Global PC business. This development team will be largely responsible for any future modifications, enhancements and/or changes to the operating system. The "Team" will also focus on four major areas: ease-of-use, the online service and Internet access, performance and software integration compatibility.

                 The Company's long-term objective is to be a sublicensor of the GEOS operating system and hardware reference designs with its integrated suite of productivity applications to national brand-name consumer-oriented hardware manufacturers. The Company is currently seeking strategic partners to manufacture the Global PC product. Currently, no such relationship is in place. Accordingly, in order to meet the anticipated fourth quarter 1999 projected sales demands, the Company is in the process of establishing a relationship with an unaffiliated third party to outsource its manufacturing efforts.

                 The Company expects revenue, beginning in the fourth quarter of 1999, from five key areas:

                 o Monthly online subscription fees - Internet subscription revenue bundled with the sale of the Global PC appliance.
                 o   Banner advertising - the sale of advertising.
                 o Keyboard real estate "Hot-Buttons" sales - the Company will have a unique opportunity to sell individual keys on its proprietary PC keyboard to category specific vendors. These "Hot-Buttons" will immediately launch the user to that vendors web site.
                 o License royalties - revenue derived from the Company's manufacturing partner who will manufacture the Global PC product on an OEM basis
                 o Residuals from online shopping - as a full service Internet Service provider, the Company intends to seek residual commissions and overrides associated with online e-commerce sales transacted through its portal.

                 In consideration for the assets and the assumption of certain liabilities from Global PC the Company has agreed to issue a number of Common Shares ranging from 624,284 to 699,284 Shares, and Class A Warrants to purchase up to 2,269,284 Common Shares, Class B Warrants to purchase up to 1,901,400 Common Shares and Class C Warrants to purchase up to 385,000 Common Shares. All the warrants are exercisable at $4.875 per share, the closing price of the Company's common stock on July 29, 1999.

                 The Class A Warrants are exercisable from July 1, 2001 to June 30, 2006 to the extent of 50%, 75% or 100% of the underlying Common Shares provided the Company reaches certain performance milestones by June 30, 2001. The milestones require that there are 150,000 to 200,000, 200,001 to 250,000, or 250,001 or more subscribers to the Company's Internet services who access the Internet through the Global PC Device by June 30, 2001 respectively. If there are less than 150,000 of such subscribers by June 30, 2001, the Class A Warrants will not be exercisable and shall be automatically canceled.

                 The Class B Warrants are exercisable: (a) to the extent of 30% of the underlying Common Shares during the period commencing 90 days after the issuance of the Class B Warrant and ending on the day before the fifth anniversary of the issuance date (the "Expiration Date"), (b) to the extent of 23 1/3% of the underlying Common Shares from each of the first, second and third anniversary of the issuance date and ending on the Expiration Date.

                 The Class C Warrants are exercisable from the first anniversary of the date of issuance to the Expiration Date.

                 Furthermore, the exercise of all the warrants is also subject to stockholder approval to the extent that the number of Common Shares to be issued upon the exercise of the warrants and otherwise in connection with the transaction are more than 20% of the Company's outstanding Common Shares.

                 Results of Operations:

                 As noted above, the Company discontinued its e.TV Commerce, Inc. subsidiary and divested itself of its public safety software business. Accordingly, the Results of Operations discussed below represent only the continuing operations of the Company.

                 Revenues:

                 Revenues for the three months ended June 30, 1999, from continuing operations, were $158,000 as compared to $0 for the three months ended June 30, 1998 and $328,000 for the six-month period ended June 30, 1999 versus $0 for the same period in the previous year. The revenue is primarily comprised of Internet subscription fees of the e.TV Commerce, Inc., subsidiary

                 Costs and Expenses:

                 The total costs and expenses for the three-month period ended June 30, 1999 were $479,000 as compared to $7,000 for the comparative period of the prior year. Additionally, the Company's total costs and expenses for the six-month period ended June 30, 1999 and 1998 were $783,000 and $11,000, respectively. The costs and expenses are directly related to those charges supporting the Internet access book of business.

                 The Company's second quarter consolidated operating loss from continuing operations for 1999 was $266,000 as compared to income of $38,000 for the same period in 1998 and for the six-month period ended June 30, 1999 the consolidated operating loss was $273,000 versus income of $55,000 compared to the same period last year. The losses are largely attributable to the expenses realized in conjunction with the Internet access business that began operations in January of 1999.

                 Interest and other income for the three-month period ended June 30, 1999 aggregated approximately $55,000 as compared to approximately $45,000 for the same period in 1998. The six month balances were $181,000 and $66,000 for 1999 and 1998, respectively. These increases were due to the increase in cash which resulted from the Company's private offering of preferred stock during 1998.

                 Income (Loss)

                 For the three months ended June 30, 1999 the Company reflected a net loss of $2,763,000 ($.72 per share) as compared to a loss of $423,000 ($.14 per share) for the corresponding period of the previous year. For the six-month period ended June 30, 1999, the Company realized a net loss of $6,032,000 ($1.60 per share) as compared to a loss of $899,000 ($.31 per share) for the six-month period ended June 30, 1998.

                 These losses are primarily a result of the operating losses sustained by the discontinued businesses (discussed earlier) which reflected aggregate losses of $2,497,000 and $5,760,000 for the three and six month periods ended June 30, 1999, respectively.

                 Also impacting the above mentioned one-time events, is the mutually agreed upon termination of the Company's President, Chief Executive Officer and Secretary, Mark Honigsfeld. During the period, Mr. Honigsfeld received $167,000 in cash and 75,000 shares (valued at $350,000) in this transaction. In addition, Mr. Honigsfeld also has the right to 80% of the royalty to be received by the Company from the buyer of the public safety and law enforcement division.

                 Liquidity and Capital Resources

                 At June 30, 1999, the Company had working capital of $757,215, a current ratio of 1.86:1 and a debt to net worth ratio of .8:1. At its year ended December 31, 1998, the Company had working capital of $5,102,248, a current ratio of 13.8:1 and a debt to net worth ratio of .1:1. The erosion of the Company's working capital is attributable to the losses experienced by the Company during the current period.

                 Based on historical performance, the Company anticipates it will need additional capital in approximately 30 days to continue to develop its business and to sustain its business at current levels. The Company believes that obtaining additional funding is essential for it to implement both its short-term and long-range business plans, and this is one of the focuses of Management. The Company is currently exploring sources of capital, including debt and equity investments. Currently the Company has not identified any investors, and if the Company does, there can be no assurance that any investor will make a debt or equity investment in the Company. If an investment is made, the Company cannot assure that it will be made on terms as favorable as the Company would like nor can the Company predict at this time the size of such an investment. If the Company is unable to secure additional financing within 30 days, it will not be able to continue to develop its current business plan. Consequently, the Company will have to scale back its operations.

                 Additionally, the Company's warrants to purchase 389,200 Common Shares which were issued in a bridge financing transaction in December 1996 are currently exercisable at $3.00 per share. Although the Company hopes the warrants will be exercised, if the market price of the Company's publicly traded Common Shares is less than $3.00 per share it is unlikely that the warrants will be exercised. Even if the market price of the Company's publicly traded stock is above $3.00 a share, there can be no assurance that any of the warrants will be exercised, and if any are exercised, the Company cannot predict the number of warrants that would be exercised or when the warrants would be exercised.

                 Cash Flows

                 For the six months ended June 30, 1999, the Company utilized cash for operating activities of $3,255,256. For the corresponding period of the prior year the Company used cash for operating activities of $944,612.

                 The Company utilized cash of approximately $301,000 during the six months ended June 30, 1999 for investing activities primarily to acquire fixed assets. The Company also advanced $120,000 to Global during the current period.

                 Cash provided by financing activities during the six-month period ended June 30, 1999 was primarily a result of the exercise of stock options. For the six months ended June 30, 1998, the Company received cash from an offering of shares.

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

                 Contingency Plans

                 The Company's management is in the process of developing a "worst-case scenario" with respect to Y2K noncompliance and to develop contingency plans designed to minimize the effects of such scenario. Although management believes that it is very unlikely that any of these worst-case scenarios will occur, contingency plans will be developed and will address both IT system and non-IT system failure.

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

                 Forward Looking Statements

                 Certain information contained in the matters set forth above are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made above and elsewhere in this Quarterly Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained above and elsewhere in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with and the ability of the Company to raise additional capital which will be required in the near term to continue to develop and sustain business at current levels, the ability of the Company to consummate the acquisition of the Global PC assets, the ability of the Company to partner with a manufacturer to produce the Global PC Device, the ability of the Company to enter into arrangements to sell products through mass retail market channels. The Internet and Internet-related technology and products, new technology developments, developments and regulation in the telecommunications industry, the competitive environment within the Internet and telecommunications industries, the ability of the Company to expand its operations, the level of costs incurred in connection with the Company's planned expansion efforts, the financial strength of the Company's customers and suppliers, unascertainable risks related to possible unspecified acquisitions, the competence required and experience of management, the risk of loss of management and personnel, economic conditions, the risks and uncertainties inherent in litigation. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission ("SEC") filings. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business.

                                     PART II
                                OTHER INFORMATION


ITEM 2.          Changes in Securities

                 The Company sold the following unregistered securities during the period covered by this report.

                 On May 11, 1999, the Company transferred out of treasury 62,500 Common Shares to Mark Honigsfeld ("Honigsfeld") pursuant to a Consulting Agreement dated May 11, 1999 (the "Honigsfeld Consulting Agreement") between the Company and Honigsfeld.

                 On June 22, 1999 the Company issued 75,000 Common Shares to Honigsfeld pursuant to the Amended and Restated Termination Agreement relating to the termination of Honigsfeld's employment agreement with the Company and the termination of Honigsfeld Consulting Agreement.

                 These transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. The Company determined that Mark Honigsfeld was an accredited and sophisticated investor. Such issuances of Common Shares was without the use of an underwriter, and the certificates evidencing such Common Shares bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

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

      4.1              Specimen Common Share Certificate.*

      4.2              Form of Underwriter's Common Share Purchase Warrant.*

      10.1 Termination Agreement dated May 11, 1999 between the Company and Mark Honigsfeld.

      10.2             Consulting  Agreement   dated  May 11, 1999  between  the
                       Company and Mark Honigsfeld.

      10.3 Amended and Restated Termination Agreement dated July 2, 1999 between the Company and Mark Honigsfeld.

      10.4 Assets Purchase Agreement dated July 2, 1999 between the Company and Admit Computer Systems, Inc.

      10.5 Purchase Agreement dated July 15, 1999 between e.TV Commerce, Inc. and the Free Network, Inc.

      11               Computation of Earnings Per Common Share.

      27               Financial Data Schedule.

------------

* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-18667.

** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

*** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

**** Previously  filed as an exhibit to the Company's  Quarterly  Report on Form
     10-QSB for the period ended March 31, 1999.

     (b)  Current Report on Form 8-K

          Current Reports on Form 8-K were filed by the Company during the three month period ended June 30, 1998 as follows:

          Date of Event: May 12, 1999
          Item Reported: 5

          Date of Event: June 9, 1999
          Item Reported: 5

          Date of Event: June 29, 1999
          Item Reported: 5

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August  16,1999                           Compu-DAWN, Inc.



                                                 By: /s/ R.E. (Teddy) Turner, IV
                                                 -------------------------------
                                                     Chairman of the Board



                                                     /s/ David Greenspan
                                                 -------------------------------
                                                     Chief Financial Officer