Form 10QSB/A
period 1999-03-31
COMPU DAWN INC
filed 1999-11-22
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999
                                       ---------------

Commission file number   000-22611
                         ----------


                                Compu-DAWN, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)

        Delaware                                     11-3344575
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      333 North First Street, Suite 200, Jacksonville Beach, Florida 32250
                    (Address of principal executive offices)


Issuer's telephone number, including area code (904) 249-5756
                                               ---------------

        12735 Gran Bay Parkway Building 200, Jacksonville, Florida 32258
              (Former Name, Former Address and Formal Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 1999: 3,448,269
                                      ---------


     Transitional Small Business Disclosure Format (check one):

Yes         No   X

                         Compu-DAWN, Inc. AND SUBSIDIARY


                                    - INDEX -

                                                                                       Page(s)

PART I-    Financial Information

Item I.    Financial Statements

           Consolidated Condensed Balance Sheets - March 31, 1999 and
           December 31, 1998                                                              3

           Consolidated Condensed Statements of Operations - Three Months Ended
           March 31, 1999 and 1998                                                        4

           Consolidated Condensed Statements of Cash Flows - Three Months Ended
           March 31, 1999 and 1998                                                        5

           Notes to Interim Consolidated Condensed Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                  9


PART II    Other Information

Item 1.    Legal Proceedings                                                              16

Item 2.    Change in Securities                                                           16

Item 6.    Exhibits and Reports on Form 8-K                                               17

Signatures                                                                                19



                          PART I. Financial Information
ITEM 1.        Financial Statements
                         Compu-DAWN, Inc. AND SUBSIDIARY
                                 BALANCE SHEETS
                                   (Unaudited)

                                                             - ASSETS  -

                                                                                              March 31,            December 31,
                                                                                                1999                  1998
                                                                                                ----                  ----
                                                                                           (as restated)
CURRENT ASSETS:
   Cash   and cash equivalents                                                                $ 2,651,387           $4,387,400
   Accounts receivable, net of allowances for doubtful accounts of $13,635
      for 1999 and 1998                                                                           313,512              319,392
   Prepaid expenses                                                                               105,687               68,272
   Inventory                                                                                      394,053              -
   Loan receivable                                                                                -                    736,318
                                                                                     --------------------         ------------
TOTAL CURRENT ASSETS                                                                            3,464,639            5,502,382

FIXED ASSETS - NET                                                                                353,871              218,374
OTHER ASSETS:
   Security deposits                                                                               37,068               21,525
                                                                                         ----------------        -------------
TOTAL ASSETS                                                                                $   3,855,578           $5,742,281
                                                                                            =============           ==========

                                              - LIABILITIES AND SHAREHOLDERS' EQUITY  -
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                   $      813,887          $   169,519
   Deferred revenue                                                                               170,873              173,953
   Current portion of note payable - officer                                                       25,000               50,000
   Capitalized lease payable - current                                                             13,490                6,662
                                                                                         ----------------       --------------
TOTAL CURRENT LIABILITIES                                                                       1,023,250              400,134
                                                                                           --------------         ------------

NON-CURRENT LIABILITIES:
   Capitalized lease payable                                                                       34,766               15,779
   Deferred rent liability                                                                         27,253               28,448
                                                                                         ----------------        -------------

TOTAL NON-CURRENT LIABILITIES                                                                      62,019               44,227
                                                                                         ----------------        -------------
TOTAL LIABILITIES                                                                               1,085,269              444,361

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series A Convertible Preferred; 1,675 and 3,250 shares issued and
          outstanding for 1999 and 1998, respectively                                                  17                   33
      Series B Convertible Preferred; 1,480 and 1,750 shares issued and
         outstanding for 1999 and 1998, respectively                                                   15                   17
   Common stock, $.01 par value, 20,000,000 shares authorized,
      3,788,313 and 3,265,448 shares issued for 1999 and 1998, respectively                        37,883               32,654
   Additional paid-in capital                                                                  14,821,472           13,661,649
   Accumulated deficit                                                                        (11,313,366)          (7,620,721)
   Accumulated other comprehensive loss                                                          (150,000)            (150,000)
                                                                                           --------------       --------------
                                                                                                3,396,021            5,923,632
    Less: treasury stock, 340,044 shares at cost for 1999 and 1998                               (625,712)            (625,712)
                                                                                          ---------------       --------------
TOTAL SHAREHOLDERS' EQUITY                                                                      2,770,309            5,297,920
                                                                                           --------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $   3,855,578         $  5,742,281
                                                                                            =============         ============

                       See accompanying notes to condensed
                             financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                   For the Three Months Ended
                                                                                                            March 31,
                                                                                                      1999               1998
                                                                                                      ----               ----
                                                                                                 (as restated)
REVENUES:
   Representative revenue                                                                         $   515,061 $            -
   Residual revenue                                                                                   395,847              -
   Products and services                                                                              359,549              -
   Software sales                                                                                     127,782          101,873
   Maintenance income                                                                                  91,349           65,086
   Interest and other income                                                                          126,558           20,787
                                                                                                     --------           ------
            Total Revenues                                                                          1,616,146          187,746
                                                                                                 ------------       ----------

COSTS AND EXPENSES:
   Cost of revenues                                                                                 1,002,309          123,538
   General and administrative expenses                                                              3,213,408          425,396
   Research and development                                                                            11,907          111,702
   Interest expense                                                                                     6,816            3,437
   Non-recurring refunds                                                                              482,033              -
   Write-off of impaired loan                                                                         592,318              -
                                                                                                 ------------       ----------
            Total Costs and Expenses                                                                5,308,791          664,073
                                                                                                 ------------       ----------

NET LOSS                                                                                          ($3,692,645)       ($476,327)
                                                                                                =============      ============


BASIC AND DILUTED LOSS PER COMMON SHARE                                                                $(1.16)           $(.17)
                                                                                                      =======            =====

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                                                             3,192,646        2,839,907
                                                                                                    =========        =========



                       See accompanying notes to condensed
                             financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the Three Months Ended
                                                                                                           March 31,
                                                                                                     1999               1998
                                                                                                     ----               ----
                                                                                                 (as restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                                  $ 1,492,388       $   264,343
    Cash paid to suppliers and employees                                                           (3,204,366)         (691,885)
    Interest paid                                                                                      (6,816)           (3,750)
    Interest and other income received                                                                126,558            20,787
                                                                                                -------------     -------------
    Net cash used in operating activities                                                          (1,592,236)         (410,505)
                                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans and advances                                                                                (16,222)             -
    Purchase of fixed assets                                                                          (90,589)          (12,401)
                                                                                               --------------     -------------
    Net cash used in investing activities                                                            (106,811)          (12,401)
                                                                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of officer's loan                                                                       (25,000)          (25,000)
    Payments of capital lease obligations                                                              (2,966)           (2,458)
    Proceeds from exercise of stock options                                                              -               11,335
                                                                                          -------------------    --------------
    Net cash used in financing activities                                                             (27,966)          (16,123)
                                                                                               --------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (1,727,013)         (439,029)

    Cash and cash equivalents, at beginning of year                                                 4,378,400         3,081,253
                                                                                                 ------------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $    2,651,387        $2,642,224
                                                                                               ==============        ==========


RECONCILIATION OF NET LOSS TO NET CASH USED IN
    OPERATING ACTIVITIES:
      Net loss                                                                                    $(3,692,645)      $  (476,327)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                  33,374            20,605
        Deferred rent                                                                                  (1,195)               82
        Write-off of impaired loan                                                                    592,318           -
        Compensatory shares                                                                           726,815            40,848
        Stock options issued for consulting services                                                  423,220
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                                      5,880           (75,952)
        (Increase) decrease in prepaid expenses                                                        (2,958)           27,758
        Increase (decrease) in accounts payable and accrued expenses                                  659,368          (120,855)
        Increase in inventory                                                                        (333,333)          -
        (Decrease) increase in deferred revenue                                                        (3,080)          173,336
                                                                                              ---------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                                             $(1,592,236)      $  (410,505)
                                                                                                  ===========       ===========


                       See accompanying notes to condensed
                             financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -     DESCRIPTION OF COMPANY:

          Compu-DAWN, Inc., the Company, was incorporated under the name of Coastal Computer Systems, Inc., in New York on March 31, 1983, and was reincorporated in Delaware under its present name on October 18, 1996. Through January 8, 1999 the Company was engaged in one line of business, designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies. The Company's customers, to date, are primarily located in New York State. The Company entered into a second line of business, the e.TV business, on January 8, 1999. Through March 31, 1999 the Company, through its wholly owned subsidiary, e.TV Commerce, Inc., ("e.TV"), operated in the Internet, e-commerce and telecommunications business (the "e.TV Business), marketing and selling its products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a multi-level referra network marketing organization.

          At December 31, 1998, the Company had written down a loan receivable from LocalNet Communications, Inc., ("LocalNet") , an unaffiliated Florida corporation, to approximately $750,000, the represented fair value of the assets collateralizing the loan. On January 7, 1999, the Company assigned its interest in this loan from LocalNet to e.TV, a newly formed subsidiary of the Company. On January 8, 1999, LocalNet surrendered the assets representing the collateral underlying this loan.

          In March 1999, the Company determined that the fair value of the assets received by LocalNet aggregated $244,000 and accordingly the Company recorded a further write-down of the loan of approximately $592,000 which included additional advances of approximately $100,000 made to LocalNet in 1999, prior to the surrender of assets.

          The Company's consolidated statements of operations include the revenues and expenses of e.TV from January 9, 1999. The following proforma results were developed assuming the surrender of LocalNet's assets had occurred at the beginning of the earliest period presented.

                                                 Three Months Ended
                                                    (unaudited)
                                                     March 31,

                                                  1999           1998

          Revenues                           $ 1,615,785      $ 2,267,248
          Costs and expenses                   3,650,823        2,641,453
          Loss from operations                (2,035,038)        (374,205)
          Net loss                           $(2,990,701)     $  (356,855)

          Loss per share                     $      (.94)     $      (.13)

                         Compu-DAWN, Inc. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -     DESCRIPTION OF COMPANY (Continued):


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

          In January 1999, the Company granted 133,000 stock options to non-employees. The fair value of these stock options, using the Black-Scholes valuation model, amounted to approximately $423,000. This amount was not originally recorded in the statement of operations as originally filed on Form 10-QSB for the three months ended March 31, 1999. As a result, it is necessary to restate the three months ended March 31, 1999 to include the expense in the statement of operations.

          The effect of this restatement on the previously issued interim financial statements is as follows:


                                                          March 31, 1999        March 31, 1998

          Net loss, as previously reported                 $ 3,269,424          $    476,327
          Net loss, as restated                            $ 3,692,645          $    476,327
          Basic and diluted net loss per common
            share, as previously reported                  $     (1.02)         $      (0.17)
          Basic and diluted net income per common
            share, as restated                             $     (1.16)         $      (0.17)



NOTE   2   -     CAPITAL STOCK AND EQUIVALENTS:

          During the quarter ended March 31, 1999, holders of 1,575 Series A preferred shares and 270 Series B preferred shares converted such shares into 315,000 and 50,467 common shares as provided for in the agreements.

          In January 1999, the Company granted 133,000 stock options to non-employees. The fair value of these stock options, using the Black-Scholes valuation model, amounted to approximately $423,000 and is included in these restated first quarter results.

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

          The Company is engaged in two separate lines of business. In one, the Company, through its wholly owned subsidiary, e.TV Commerce, Inc. ("e.TV"), operates in the Internet, e-commerce and telecommunications business (the "e.TV Business"), marketing products and services primarily using a person to person sales approach with the services of commissioned independent sales representatives in a referral network marketing organization. Key services and products in this line of business includ the following:

          - Interactive advanced digital tv set-top boxes which enable the consumer to access the Internet through the consumer's tv set over a telephone line, conduct electronic commerce through e.TV's own e-commerce shopping mall, and access a variety of different software applications through network computing capabilities;

          -    Sales of long distance telephone service;

          -    Sales of Internet access service;

          -    On-line shopping;

          -    Pre-paid cellular telephone service; and

          -    Web page design and sales

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

          The Company decided to divest itself of its public safety division since the main focus of its business has shifted to Internet services, e-commerce and telecommunications services which is operated through e.TV. The public safety division accounted for approximately 14% of the Company's revenues during the first quarter of 1999. The letter of intent contemplates a cash payment of $500,000 and a 10% royalty related to future sales of products containing the Company's technology or sale to current Compu-DAWN customers, and a 6.25% royalty related to future sales of products containing a hybrid of the Company's technology and the purchaser's technology. The royalties will relate to sales in the five year period after the closing. Although the Company anticipates negotiating and entering into a contract based on the letter of intent, there can be no assurance such a contract will be entered into and the transaction closed.

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

                    Costs and Expenses

          The total costs and expenses for the three month period ended March 31, 1999 were

          $4,227,624  ($1,035,547  for the public safety division and $3,192,077 for e.TV) as compared to $660,636 for the comparative period of the prior year division, an increase of $3,566,988. This variance is primarily attributable to factors relating either directly or indirectly to the investment in and operating activities of acquiring the e.TV Business. With respect to the public safety division, it recorded a one time charge of $834,133 largely related to the issuance of common stock to suppliers of e.TV. If the one-time aforementioned non-cash transaction were not included in costs and expenses, the public safety division would have realized total costs and expenses of $201,414 or a decrease of $459,222 as compared to the same period last year. This is due to a decrease in research and development costs of nearly $100,000 as well as the deferment of certain overhead allocations (i.e., salaries, benefits, etc.) to e.TV. Further, the Company is not presently developing and producing new products, but instead concentrating on enhancing and maintaining existing products.

          The company's consolidated operating loss for 1999 was $2,738,036 as compared to $493,677 for 1998. This is mainly due to the operating loss of $1,921,620 which was sustained by e.TV and the one time investment/operating activity explained above of $834,133, during the reported period.

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

          Income/(Loss)

          For the three months ended March 31, 1999 the Company reflected a net loss of $3,692,645 ($1.16per share) as compared to a loss of $476,327 ($.17 per share) for the corresponding period of the previous year. The explanations of these losses are explained in the above discussions.

          It is important to illustrate, that if the "one-time" transactions relating to the investment in e.TV were not executed the companies' results would be favorably affected by $1,908,484, yielding a net loss of $1,784,161.

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

          Public Safety Business

          With regard to information technology systems ("IT systems"), the first three steps of this plan, assessment, remediation, and testing, are complete, and the Company is currently in the contingency planning phase for all IT systems and equipment. The remediation program consisted largely of updating all software and operating systems with the purchase of the latest "off-the-shelf" versions of such items. Management believes that all of the Company's public safety IT systems and equipmen have been remediated.

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

          e.TV Business. In the event of Y2K- related computer failure, there could be material adverse effects on both the Company's internal operations and to its customer-support operations. The Company could be unable to support its customer base because its computer system would not be functioning. In such event, the Company plans to use one of its backup computers, which will have its clock set back a year at some time prior to December 31, 1999. This plan will be activated if the Company remote support systems do not function past January 1, 2000. In addition, management has begun to formulate a contingency plan to address the consequences of Y2K-related IT failure to its own operations. This plan will include the printing out of hard copies of all records contained in the systems package for the network marketing operation, and the implementation of manual processing systems, to the extent feasible. Management expects this plan to be fully formulated and in place by June 30, 1999.

          In terms of non-IT and third-party Y2K non-compliance, the worst-case scenario for the Company's e.TV Business would involve the loss of electricity and telephone lines simultaneously. The loss of telephone lines by itself would not present a significant disruption, due to the fact that the Company has telephone lines that are not routed through its PBX system, and also has multiple wireless telephones which would be available in such situation; in addition, in the event the PBX system stops functioning altogether, the Company has the capacity to remove incoming lines to standard analog telephones. The Company has both wireless and land line telephone service suppliers, so that management believes that the complete loss of telephone communications is unlikely. A much more significant potential problem is the loss of electricity, due to the fact that the Company has no alternate supplier. If the electrical system fails but the Company has access to telecommunications it would be able to supply its customers with telephone support and limited direct system support. If, however, both the telephone and electrical systems were not functional at the same time, the Company would not be able to function for an indeterminate period of time.

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

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits    Description of Exhibit

           2 Agreement of Merger between the Company and Coastal Computer Systems, Inc., a New York corporation.*

           3.1        Articles of Incorporation of the Company.*

           3.2 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 5, 1998.**

           3.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 2, 1998. ***

           3.4        Amended and Restated By-Laws of the Company. ****

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



Dated:     November 18, 1999                  Compu-DAWN, Inc.



                                              By: \s\ R.E. (Teddy) Turner, IV
                                                  ----------------------------
                                                  Chairman of the Board


                                                  \s\ David Greenspan
                                                  -------------------
                                                  Chief Financial Officer