Form 10QSB/A
period 1999-06-30
COMPU DAWN INC
filed 1999-11-22
CIK 1028079

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

                         Compu-DAWN, Inc. AND SUBSIDIARY


                                    - INDEX -



                                                                                                                 Page(s)

PART I     Financial Information

  Item 1   Financial Statements
           Consolidated Condensed Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998              3
           Consolidated Condensed Statements of Operations - Three and Six Months Ended
           June 30, 1999 and 1998 (unaudited)                                                                   4

           Consolidated Condensed Statements of Cash Flows - Six Months Ended June 30,
           1999 and 1998 (unaudited)                                                                            5

           Notes to Interim Consolidated Condensed Financial Statements                                         6

  Item 2   Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                        9


PART II    Other Information

  Item 2   Changes in Securities                                                                               16

  Item 6   Exhibits and Reports on Form 8-K                                                                    16

SIGNATURES                                                                                                     18




                          PART I. Financial Information
ITEM 1.        Financial Statements

                         Compu-DAWN, Inc. AND SUBSIDIARY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   - ASSETS -
                                                                                             June 30,           December 31,
                                                                                                1999              1998
                                                                                             (as restated)
CURRENT ASSETS:
   Cash  and cash equivalents                                                             $     1,149,913         $  4,378,400
   Accounts receivable, net of allowances for doubtful accounts of $13,635
      for 1999 and 1998                                                                           222,353              319,392
   Prepaid expenses                                                                                48,678               68,272
   Inventory                                                                                       99,099              -
   Loan receivable re: potential acquisition (Note 3)                                             120,000              -
   Loan receivable - other (Note 1)                                                                -                   736,318
                                                                                          ---------------       --------------
TOTAL CURRENT ASSETS                                                                            1,640,043            5,502,382

FIXED ASSETS - NET                                                                                419,631              218,374

OTHER ASSETS:
   Security deposits                                                                               37,068               21,525
                                                                                          ---------------      ---------------

TOTAL ASSETS                                                                                 $  2,096,742         $  5,742,281
                                                                                             ============         ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                    $     631,040        $     169,519
   Deferred revenue                                                                               237,580              173,953
   Current portion of note payable - officer                                                      -                     50,000
   Capitalized lease payable - current                                                             14,208                6,662
                                                                                          ---------------     ----------------
TOTAL CURRENT LIABILITIES                                                                         882,828              400,134
                                                                                           --------------       --------------
NON-CURRENT LIABILITIES:
   Capitalized lease payable                                                                       30,848               15,779
   Deferred rent liability                                                                         26,058               28,448
                                                                                          ---------------      ---------------

   TOTAL NON-CURRENT LIABILITIES                                                                   56,906               44,227
                                                                                          ---------------      ---------------

TOTAL LIABILITIES                                                                                 939,734              444,361
                                                                                                  -------              -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series A Convertible Preferred; 1,075 and 3,250 shares issued and
          outstanding for 1999 and 1998, respectively                                                  11                   33
      Series B Convertible Preferred; 1,480 and 1,750 shares issued and
         outstanding for 1999 and 1998, respectively                                                   14                   17
   Common stock, $.01 par value, 20,000,000 shares authorized,
      4,088,813 and 3,265,448 shares issued for 1999 and 1998, respectively                        40,888               32,654
   Additional paid-in capital                                                                  15,690,272           13,661,649
   Accumulated deficit                                                                        (14,076,268)          (7,620,721)
   Accumulated other comprehensive loss                                                           (46,900)            (150,000)
                                                                                         ----------------       --------------
                                                                                                1,608,017            5,923,632
    Less: treasury stock, 277,544 and 340,044 shares at cost for 1999
    and 1998, respectively                                                                       (451,009)            (625,712)
                                                                                          ---------------       --------------
       TOTAL SHAREHOLDERS' EQUITY                                                               1,157,008            5,297,920
                                                                                           --------------        -------------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                                                  $   2,096,742         $  5,742,281
                                                                                            =============         ============

            See accompanying notes to condensed financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the Three Months Ended        For the Six Months Ended
                                                                             June 30,                             June 30,
                                                                    1999              1998              1999             1998
                                                                ---------------    ------------    ---------------    ------------
                                                                                                     (as restated)
REVENUES:
   Products and services                                          $    158,083  $       -            $    327,887  $         -
                                                                                                                           ------
   Interest and other income                                            54,929          45,335            181,487          66,122
                                                                  ------------     -----------       ------------      ----------
   Total revenues                                                      212,012          45,335            509,374          66,122


COSTS AND EXPENSES:
   Cost of revenues                                                    131,811             -              195,236           -
   General and administrative expenses                                 255,570             -              701,491           -
   Interest expense                                                     91,287           7,268             98,103          10,705
                                                                        ------           -----             ------          ------
   Total cost and expenses                                             478,668           7,268            994,830          10,705


INCOME (LOSS) FROM CONTINUING OPERATIONS                              (265,656)         38,067           (485,456)         55,417
                                                                 -------------     -----------           ---------    -----------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                (2,479,246)       (460,778)        (5,970,091)       (954,455)
                                                                    -----------       ---------        -----------       ---------

NET LOSS                                                           $(2,762,902)      $(422,711)       $(6,455,547)      $(899,038)
                                                                   ===========       =========        ===========       =========


BASIC INCOME (LOSS) PER COMMON SHARE:
   From continuing operations                                            $(.07)           $.01           $  (0.13)           $.02
   From discontinued operations                                           (.65)          ( .15)             (1.59)           (.33)
                                                                        -------     -----------             ------          ------
Basic net loss per common share                                          $(.72)          $(.14)            $(1.72)          $(.31)
                                                                         =====           =====             ======           =====

DILUTED INCOME (LOSS) PER COMMON SHARE:
   From continuing operations                                            $(.07)           $.01           $  (0.13)           $.01
   From discontinued operations                                           (.65)          ( .15)             (1.59)          ( .33)
                                                                        -------     -----------             ------          ------
Diluted net loss per common share                                        $(.72)          $(.14)            $(1.72)          $(.32)
                                                                         =====           =====             ======           =====

Average common shares outstanding, basic                             3,857,380       2,936,312          3,763,554       2,888,445
                                                                     =========       =========          =========       =========

Average common shares outstanding, diluted                           5,480,971       4,258,136          5,406,584       4,214,277
                                                                     =========       =========          =========       =========


            See accompanying notes to condensed financial statements.


                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the Six Months Ended
                                                                                                            June 30,
                                                                                                     1999            1998
                                                                                                 (as restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                                  $ 2,763,074     $     530,102
    Cash paid to suppliers and employees                                                           (6,193,344)       (1,530,131)
    Interest paid                                                                                      (6,473)          (10,705)
    Interest and other income received                                                                181,487            66,122
                                                                                                -------------     -------------
    Net cash used in operating activities                                                          (3,255,256)         (944,612)
                                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans and advances                                                                               (120,000)          -
    Purchase of fixed assets                                                                         (181,065)          (16,019)
                                                                                                -------------     -------------
    Net cash used in investing activities                                                            (301,065)          (16,019)
                                                                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from offering of shares                                                              -               4,743,462
    Repayment of officer's loan                                                                       (50,000)          (50,000)
    Payments of capital lease obligations                                                              (6,166)           (2,782)
    Proceeds from exercise of stock options                                                           384,000            14,335
                                                                                                -------------    --------------
    Net cash provided by financing activities                                                         327,834         4,705,015
                                                                                                -------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (3,228,487)        3,744,384

    Cash and cash equivalents, at beginning of year                                                 4,378,400         3,081,253
                                                                                                 ------------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 1,149,913        $6,825,637
                                                                                                  ===========        ==========

RECONCILIATION OF NET LOSS TO NET CASH USED IN
    OPERATING ACTIVITIES:
      Net loss                                                                                    $(6,455,547)      $  (899,038)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                  58,091            41,406
        Deferred rent                                                                                  (2,390)              162
        Write-off of impaired loan                                                                    593,941            -
        Compensatory shares                                                                         1,389,315            81,696
        Gain on sale of securities                                                                    103,100            -
        Stock options issued for consulting services                                                  423,220            -
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                                     97,039           (41,687)
        Decrease (increase) in prepaid expenses and other assets                                      160,206           (17,386)
        Increase in inventory                                                                         (38,379)           -
        Increase (decrease) in accounts payable and accrued expenses                                  352,521          (145,664)
        Increase in deferred revenue                                                                   63,627            35,899
                                                                                               --------------     -------------

NET CASH USED IN OPERATING ACTIVITIES                                                             $(3,255,256)      $  (944,612)
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

                 In May 1999, the Company decided to divest itself of its public safety software business and on July 2, 1999, subsequent to the balance sheet date, the Company consummated the sale of this division to an unaffiliated third party. The Company received $500,000 in cash, and is entitled to receive software royalty payments for five years, ranging from 6.25% to 10% from future sales of products containing the Company's technology or to former customers of the Company's public safety software business. To date, royalty payments have been inconsequential.

                 On June 29, 1999, the Company discontinued its network referral marketing operations, the e.TV subsidiary, in order to focus on developing Internet related products and services and selling them through retail channels. In July 1999, the Company sold its independent representative database and assigned its long distance business to another network marketer of telecommunication products for $250,000 in cash.

                 See Note 3 for additional subsequent events.

                 As a result of the events and transactions described above, the operations of these two divisions are being accounted for as discontinued operations and accordingly, amounts in the financial statements for all periods shown have been restated to reflect discontinued operations.

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

                 In January 1999, the Company granted 133,000 stock options to non-employees. The fair value of these stock options, using the Black-Scholes valuation model, amounted to approximately $423,000. This amount was not originally included in the statement of operations for the six months period ended June 30, 1999, as originally filed on Form 10-QSB for the three months ended June 30, 1999. As a result, it was necessary to restate the six months ended June 30, 1999 to include the expense in the statement of operations which was recognized in the restated results of operations in the first quarter of 1999, as amended on Form 10-QSB/A for the three months ended March 31, 1999.

                 The effect of this restatement on the previously issued interim financial statements is as follows:

                                                                                    (unaudited)
                                                               Three Months Ended                   Six Months Ended
                                                           June 30, 1999    June 30, 1998     June 30, 1999   June 30, 1998
                                                           ----------------------------------------------------------------

        Net income (loss) from continuing operations,
         as previously reported                            $  (265,656)     $   38,067               $  (272,656)       55,417
        Net income (loss) from continuing operations,
         as restated                                       $  (265,656)     $   38,067               $  (485,456)       55,417
        Net loss from discontinued operations,
         as previously reported                            $(2,497,246)     $ (460,778)              $(5,759,671)     (954,455)
        Net loss from discontinued operations,
         as restated                                       $(2,479,256)     $ (460,778)              $(5,970,091)     (954,455)

        Net loss, as previously reported                   $(2,762,902)     $ (422,711)              $(6,032,327)     (899,038)

        Net loss, as restated                              $(2,762,902)     $ (422,711)              $(6,455,547)     (899,038)

        Basic income (loss) per common share on
          continuing operations, as previously reporte       $    (.07)     $   .01                  $   (.07)        $  .02
        Basic income (loss) per common share on
          continuing operations, as restated                 $    (.07)     $   .01                  $   (.13)        $  .02
        Basic loss per common share on
          discontinued operations, as previously report      $    (.65)     $  (.15)                 $  (1.53)        $ (.33)
        Basic loss per common share on
          discontinued operations, as restated               $    (.65)     $  (.15)                 $  (1.59)        $ (.33)
        Basic net loss per common share, as
          previously reported                                $    (.72)     $  (.14)                 $  (1.60)        $ (.31)
        Basic net loss per common share,
          as restated                                        $    (.72)     $  (.14)                 $  (1.72)        $ (.31)

           Note:  Diluted earnings per share information was not previously disclosed in the June 30, 1999 financial statements.

                                        7

NOTE   2   -     CAPITAL STOCK AND EQUIVALENTS:

                 In January 1999, holders of 1,575 Series A preferred shares and 270 Series B preferred shares converted such shares into 315,000 and 50,467 common shares, respectively, as provided for in the agreements.

                 In January 1999, the Company granted 133,000 stock options to non-employees. The fair value of these stock options, using the Black-Scholes valuation model, amounted to approximately $423,000 and is recognized in the revised and restated results of the first quarter.

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

                 The Company expects revenue, beginning in the fourth quarter of 1999, from five key areas:
                  -  Monthly  online   subscription  fees  -  Internet
                     subscription revenue bundled with the sale of the Global PC appliance.
                  -  Banner advertising - the sale of advertising.
                  - Keyboard real estate "Hot-Buttons" sales - the Company will have a unique opportunity to sell individual keys on its proprietary PC keyboard to category specific vendors. These "Hot-Buttons" will immediately launch the user to that vendors web site.
                  - License royalties - revenue derived from the Company's manufacturing partner who will manufacture the Global PC product on an OEM basis
                  -  Residuals from online shopping - as a full service
                     Internet Service provider, the Company intends to seek residual commissions and overrides associated with online e-commerce sales transacted through its portal.

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

                 Revenues:

                 Revenues for the three months ended June 30, 1999, from continuing operations, were $158,000 as compared to $0 for the three months ended June 30, 1998 and $328,000 for the six-month period ended June 30, 1999 versus $0 for the same period in the previous year. The revenue is primarily comprised of Internet subscription fees.

                 Interest and other income for the three-month period ended June 30, 1999 aggregated approximately $55,000 as compared to approximately $45,000 for the same period in 1998. The six-month balances were $181,000 and $66,000 for 1999 and 1998, respectively. These increases were due to the increase in cash, which resulted from the Company's private offering of preferred stock during 1998.

                 Costs and Expenses:

                 The total costs and expenses for the three-month period ended June 30, 1999 were $479,000 as compared to $7,000 for the comparative period of the prior year. Additionally, the Company's total costs and expenses for the six-month period ended June 30, 1999 and 1998 were $995,000 and $11,000, respectively. The costs and expenses are directly related to those charges supporting the Internet access book of business.

                 The Company's second quarter consolidated operating loss from continuing operations for 1999 was $266,000 as compared to income of $38,000 for the same period in 1998 and for the six-month period ended June 30, 1999 the consolidated operating loss was $485,000 versus income of $55,000 compared to the same period last year. The losses are largely attributable to the expenses realized in conjunction with the Internet access business that began operations in January of 1999.

                 Income (Loss)

                 For the three months ended June 30, 1999 the Company reflected a net loss of $2,763,000 ($.72 per share) as compared to a loss of $423,000 ($.14 per share) for the corresponding period of the previous year. For the six-month period ended June 30, 1999, the Company realized a net loss of $6,456,000 ($1.72 per share) as compared to a loss of $899,000 ($.31 per share) for the six-month period ended June 30, 1998.

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

                 Liquidity and Capital Resources

                 At June 30, 1999, the Company had working capital of $757,000, a current ratio of 1.86:1 and a debt to net worth ratio of .8:1. At its year ended December 31, 1998, the Company had working capital of $5,102,000, a current ratio of 13.8:1 and a debt to net worth ratio of .1:1. The erosion of the Company's working capital is attributable to the losses experienced by the Company during the current period.

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

                 Cash Flows

                 For the six months ended June 30, 1999, the Company utilized cash for operating activities of $3,255,000. For the corresponding period of the prior year the Company used cash for operating activities of $944,000.

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

     These transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. The Company determined that Mark Honigsfeld was an accredited and sophisticated investor. Such issuance's of Common Shares was without the use of an underwriter, and the certificates evidencing such Common Shares bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.


ITEM 6.          Exhibits and Reports on Form 8-K

       (a)  Exhibits Description of Exhibit
            -------------------------------
        2            Agreement of Merger between the Company and Coastal Computer Systems, Inc., a New York
                     corporation.*

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

        3.4          Amended and Restated By-Laws of the Company.****

        4.1          Specimen Common Share Certificate.*

        4.2          Form of Underwriter's Common Share Purchase Warrant.*

        10.1         Termination Agreement dated May 11, 1999 between the Company and Mark Honigsfeld.*****

        10.2         Consulting Agreement dated May 11, 1999 between the Company and Mark Honigsfeld.*****

        10.3         Amended and Restated Termination Agreement dated July 2, 1999 between the Company and Mark
                     Honigsfeld.*****

        10.4         Assets Purchase Agreement dated July 2, 1999 between the Company and Admit Computer
                     Systems, Inc.*****

        10.5         Purchase Agreement dated July 15, 1999 between e.TV Commerce, Inc. and the Free Network, Inc.*****

         11           Computation of Earnings Per Common Share.

         27           Financial Data Schedule.

                                       16

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

*****Previously filed as an exhibit to the Company's Quarterly Report on Form
     10-QSB for the period ended June 30, 1999.

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



Dated:     November 18,1999                Compu-DAWN, Inc.



                                            By: /s/ R. E. Teddy Turner, IV
                                               --------------------------------
                                               Chairman of the Board


                                             /s/ David Greenspan
                                             ----------------------------------
                                              Chief Financial Officer

                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                                     September 30, 1999

                                                                      1999             1998            1999               1998
                                                                 ---------------  -------------  -----------------   ------------

Basic net income (loss) per common share computation:

   Income available to common shareholders from
             continuing operations                                    (265,656)         38,067          (485,456)      (55,417)


   Income available to common shareholders from
             discontinued operations                                (2,479,246)       (460,778)        (5,970,091)    (954,455)
                                                                    -----------       ---------        -----------    ---------

   Income available to common shareholders from
            gain on sale of discontinued operations                       -               -                  -             -


   Average common shares outstanding                                 3,857,380       2,936,312          3,763,554     2,888,445


   Basic loss per common share from continuing operations                $(.07)          $.01            $  (0.13)        $.02

   Basic loss per common share from discontinued operations               (.65)          ( .15)             (1.59)       ( .33)

   Basic income per common share from gain from
            sale of discontinued operations                                -               -                  -             -

   Basic net loss per common share                                       $(.72)          $(.14)            $(1.72)       $(.31)
                                                                         =====           =====             ======         =====



Diluted net income (loss) per common share computation:

   Income available to common shareholders from
             continuing operations                                    (265,656)         38,067           (485,456)         55,417
                                                                      ---------    -----------      -------------        ----------

   Income available to common shareholders from
             discontinued operations                                (2,479,246)       (460,778)        (5,970,091)       (954,455)
                                                                    -----------       ---------        -----------      -----------

   Income available to common shareholders from
             gain on sale of discontinued operations                      -               -                  -               -


Average common shares outstanding                                    3,857,380       2,936,312          3,763,554        2,888,445


Incremental shares from assumed conversions:
      Preferred shares                                                 491,760         977,250            491,760          977,250

      Stock options                                                  1,012,493         113,847          1,029,120          115,068





      Warrants                                                         119,338         230,727            122,150          233,514
                                                                       -------         -------            -------

      Diluted average common shares outstanding                      5,480,971       4,258,136          5,406,584        4,214,277

   Diluted loss per common share from continuing operations            $(.07)           $.01              $  (0.13)       $ .01

   Diluted loss per common share from discontinued operations           (.65)           (.15)                (1.59)       ( .33)

   Diluted income per common shares from gain on
          sale of discontinued operations                                    -               -                  -           -
                                                                             -               -                  -           -

Diluted net loss per common share                                        $(.72)          $(.14)            $(1.72)
                                                                         =====           =====              ======        =====