Form 10QSB
period 1999-09-30
COMPU DAWN INC
filed 1999-11-22
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act
of 1934 for the quarterly period ended       September 30,  1999
                                             ---------------------

Commission file number   000-22611
                         ---------


                                Compu-DAWN, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)

                Delaware                              11-3344575
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

      333 North First Street, Suite 200, Jacksonville Beach, Florida 32250
      --------------------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code (904) 249-5756

        12735 Gran Bay Parkway Building 200, Jacksonville, Florida 32258
        ----------------------------------------------------------------
              (Former Name, Former Address and Formal Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of November 2, 1999: 4,008,119


     Transitional Small Business Disclosure Format (check one):

                              Yes             No X

                         Compu-DAWN, Inc. AND SUBSIDIARY


                                    - INDEX -





PART I   Financial Information

  Item 1  Financial  Statements  Consolidated  Condensed Balance Sheets -      3
          September 30, 1999 (unaudited) and December 31,1998 3

          Consolidated Condensed Statements of Operations - Three and Nine     4
          Months Ended September 30, 1999 and 1998 (unaudited)

          Consolidated Condensed Statements of Cash Flows - Nine Months
          Ended September 30, 1999 and 1998 (unaudited)                        5

          Notes to Interim Consolidated Condensed Financial Statements         6

  Item 2  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11


PART II  Other Information

  Item 1    Legal Proceedings                                                 17
  Item 2    Changes in Securities                                             17
  Item 5    Other Information                                                 17
  Item 6    Exhibits and Reports on Form 8-K                                  17

  SIGNATURES                                                                  19

                          PART I. Financial Information
ITEM 1.        Financial Statements
                         Compu-DAWN, Inc. AND SUBSIDIARY
                            CONDENSED BALANCE SHEETS
                                   - ASSETS -

                                                                                  September             December
                                                                                     30,                  31,
                                                                                    1999                 1998
                                                                                    ----                 ----
                                                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 362,092          $ 4,378,400
   Accounts receivable                                                              7,198                -
   Interest receivable                                                             14,751                -
   Prepaid expenses                                                                32,027                -
   Inventory (Note 3)                                                              64,832                -
   Net assets of discontinued operations (Note 1)                                    -                 919,520
                                                                          ---------------             --------
   TOTAL CURRENT ASSETS                                                           480,900            5,297,920

FIXED ASSETS - NET                                                                 95,953                -

OTHER ASSETS:
   Notes receivable (Note 3)                                                      611,573
   Capitalized software costs (Note 3)                                            157,676                -
   Security deposits                                                               28,293                -
                                                                          ---------------      ---------------
         TOTAL ASSETS                                                        $  1,374,395         $  5,297,920
                                                                             ============         ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                        $     626,680       $        -
   Accrued expenses                                                               25,220                -
   Accrued settlement costs (Note 4)                                              71,000                -
   Deferred rent liability                                                        35,901                -
   Capitalized lease payable                                                      18,944
   Net liabilities of discontinued operations (Note 1)                           455,796
                                                                               ---------
   TOTAL CURRENT LIABILITIES                                                   1,233,541                -
                                                                        ----------------       --------------

NON-CURRENT LIABILITIES:
   Capitalized lease payable                                                      22,791                -
   Deferred rent liability                                                        36,900                -
                                                                         ---------------       --------------

   TOTAL NON-CURRENT LIABILITIES                                                  59,691                -
                                                                         ---------------       --------------

         TOTAL LIABILITIES                                                     1,293,232                -
                                                                             -----------       --------------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series A Convertible Preferred; 1,075 and 3,250 shares
          issued and outstanding for 1999 and 1998, respectively                      11                   33
      Series B Convertible Preferred; 1,480 and 1,750 shares
          issued and outstanding for 1999 and 1998, respectively                      15                   17
   Common stock, $.01 par value, 20,000,000 shares authorized,
      4,253,663 and 3,265,448 shares issued for 1999 and 1998,
     respectively                                                                 42,537               32,654
   Additional paid-in capital                                                 16,252,234           13,661,649
   Accumulated deficit                                                       (15,762,625)          (7,620,721)
   Accumulated other comprehensive loss                                           -                  (150,000)
                                                                       -----------------       --------------
                                                                                 532,172            5,923,632
   Less: treasury stock, 277,544 and 340,044 shares,  at cost,
   September 30, 1999 and December 31, 1998, respectively                       (451,009)            (625,712)
                                                                         ---------------       --------------
   TOTAL SHAREHOLDERS' EQUITY                                                     81,163            5,297,920

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   1,374,395         $  5,297,920
                                                                           =============         ============


                       See accompanying notes to condensed
                            financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months Ended        For the Nine Months Ended
                                                              September 30,                    September 30,
                                                      ------------------------------    ----------------------------------
                                                               1999            1998               1999            1998
                                                        -----------------  ------------     ---------------   ------------

REVENUES:
   Products and services                                $    30,073      $      -         $    357,960  $          -
   Interest and other income                                 11,532          55,124            193,019         121,246
                                                             ------          ------            -------         -------


   TOTAL REVENUES:                                           41,605          55,124            550,979         121,246

COSTS AND EXPENSES:
   Cost of revenues                                         100,900             -              296,136             -
   General and administrative expenses                    1,086,464             -            1,787,954             -
   Interest expense                                           1,414           7,235             99,517          17,940
   Loss on settlement (Note 4)                               71,000                             71,000
   Loss due to terminated investment transaction               -            296,952               -            296,952
                                                          ---------         -------               -            -------

    TOTAL COSTS AND EXPENSES:                             1,259,778         304,187          2,254,607         314,892
                                                          ---------         -------          ---------         -------


LOSS FROM CONTINUING OPERATIONS                          (1,218,173)       (249,063)        (1,703,628)       (193,646)
                                                        -----------       ---------        -----------       ---------


DISCONTINUED OPERATIONS:
   Loss from discontinued operations                     (1,005,917)       (118,809)        (6,976,008)     (1,073,264)
   Gain on sale of discontinued operations                  537,732                            537,732
                                                            -------       ---------            -------       ---------

NET LOSS                                                $(1,686,358)      $(367,872)       $(8,141,904)    $(1,266,910)
                                                        ===========       =========        ===========     ===========


BASIC INCOME (LOSS) PER COMMON SHARE:
   From continuing operations                                $(.29)           $(.08)          $  (0.44)          $(.06)
   From discontinued operations                               (.24)           ( .04)             (1.79)           (.36)
   From gain from sale of discontinued operations              .13              -                  .14             -
                                                               ---             ----                ---
Basic net loss per common share                               $(.40)          $(.12)            $(2.09)          $(.42)
                                                              =====           =====             ======           =====

DILUTED INCOME (LOSS) PER COMMON SHARE:
   From continuing operations                                 $(.29)          $(.08)          $  (0.44)          $(.06)
   From discontinued operations                                (.24)          ( .04)             (1.79)           (.36)
   From gain from sale of discontinued operations               .09             -                  .08             -
                                                                ---             ---                ---             ---
Diluted net loss per common share                             $(.47)          $(.12)            $(2.15)          $(.42)
                                                              =====           =====             ======           =====

Average common shares outstanding, basic                  4,192,489       3,148,730          3,887,625       2,988,978
                                                          =========       =========          =========       =========

Average common shares outstanding, diluted                6,168,863       4,453,230          6,476,210       4,238,565
                                                          =========       =========          =========        ========






                       See accompanying notes to condensed
                             financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                            1999             1998


    Cash Flows from Operating Activities:
      Net loss                                                                          $(8,141,904)    $  (1,266,910)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Loss from discontinued operations                                                 6,976,008         1,073,264
        Gain on sale of discontinued operations                                            (537,732)            -
        Depreciation                                                                         12,269             -
        Loss on settlement                                                                   71,000             -
        Stock options issued for consulting services                                        212,800
        Loss on sale of short-term investments                                               36,818             -
                                                                                     --------------         ---------
                                                                                         (1,370,741)         (193,646)
      Changes in assets and liabilities net of
        effect from discontinued
operations:
         Increase in accounts receivable                                                     (7,198)            -
        Increase in interest receivable                                                     (14,751)            -
        Increase in prepaid expenses and other assets                                       (32,027)            -
        Increase in inventory                                                               (64,832)            -
        Increase in security deposits                                                       (28,293)            -
        Increase in capitalized software                                                   (157,676)            -
        Increase in accounts payable and accrued expenses                                   651,900             -
        Decrease in other payable                                                           (50,000)            -
                                                                                    ----------------        ---------
                                                                                            297,123             -
                                                                                    ----------------        ---------

      Net cash used in continuing operations                                             (1,073,618)         (193,646)
                                                                                         -----------        ---------
      Net cash used in discontinued operations                                           (3,471,702)       (1,141,010)
                                                                                         -----------     -------------

      Net cash used in operating activities                                             $(4,545,320) $     (1,334,656)
                                                                                        ------------  ----------------


Cash Flows from Investing Activities:
    Loans to GlobalPC (Note 3)                                                             (611,573)            -
    Capital expenditures of discontinued operations                                        (158,036)          (21,186)
    Net proceeds from sale of network marketing customer lists                              250,000             -
    Net proceeds from sale of public safety division                                        500,000             -
                                                                                            -------           ---------
    Net cash used in investing activities                                                   (19,609)          (21,186)

Cash Flows from Financing Activities:
    Stock options and warrants exercised                                                    471,050            19,336
    Loan repaid to former officer                                                                 -           (75,000)
    Net proceeds from private placements                                                     96,865         4,741,837
    Capital lease payments                                                                  (19,294)           (4,219)
                                                                                          ----------           -------
    Net cash provided by financing activities                                               548,621         4,681,954

Net Increase (Decrease) in Cash and Cash Equivalents                                     (4,016,308)        3,326,112
    Cash and Cash Equivalents at Beginning of  Year                                       4,378,400         3,081,253
                                                                                       ------------       -----------

Cash and Cash Equivalents at End of  Period                                               $ 362,092        $6,407,365
                                                                                          =========        ==========


                       See accompanying notes to condensed
                             financial statements.

                         Compu-DAWN, Inc. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -     DESCRIPTION OF COMPANY:

                 Compu-DAWN, Inc., (the "Company"), was incorporated under the name of Coastal Computer Systems, Inc., in New York on March 31, 1983, and was reincorporated in Delaware under its present name on October 18, 1996. Through January 8, 1999 the Company was engaged in one line of business, designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies. The Company's customers, to date, are primarily located in New York State. The Company entered into a second line of business, the eTV business, on January 8, 1999. Through June 1999 the Company, through its wholly owned subsidiary, eTV Commerce, Inc., ("eTV"), operated in the Internet, e-commerce and telecommunications business (the "e.TV Business), marketing and selling its products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a multi-level referral network marketing organization. From July through September 1999 the Company has primarily derived revenues through the sale of Internet access services while focusing its efforts on working towards closing the asset purchase transaction with GlobalPC, Inc. described in Note 3 below, and on fund raising efforts.

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

                 In March 1999, the Company determined that the fair value for the assets received by LocalNet aggregated $244,000 and accordingly the Company recorded a further write-down of the loan of approximately $592,000 which included additional advances of approximately $100,000, made to LocalNet in 1999 prior to the surrender of assets.

                 In May 1999, the Company decided to divest itself of its public safety software business and on July 2, 1999 the Company consummated the sale of this division to an unaffiliated third party. The Company received $500,000 in cash, for a net gain of $287,732, and is entitled to receive software royalty payments for five years ranging from 6.25% to 10% from future sales of products containing the Company's technology or to former customers of the Company's public safety software business. To date, royalty payments have been inconsequential.

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

                 As a result of the events and transactions described above, the results from the public safety software segment and the network referral marketing segment are shown as discontinued operations with prior years restated. Components of amounts reflected in the income statements, balance sheets and cash flow statements are presented in the following table.

                                                              September 30, 1999                 September 30, 1998
                                                              ------------------                 ------------------

                 Income statement data
                 Revenues                                        $2,404,202                        $  916,129
                 Cost and expenses                               (9,380,210)                       (1,989,393)
                                                                 ----------                        ----------
                 Loss from discontinued operations              ($6,976,008)                      ($1,073,264)
                                                               ============                       ===========

                                                              September 30, 1999                 December 31, 1998
                                                              ------------------                 -----------------
                 Balance sheet data
                 Current assets                                  $     -                           $1,123,982
                 Fixed assets - net                                    -                              218,374
                 Other assets                                          -                               21,525
                 Current liabilities                              (455,796)                          (400,134)
                 Non-current liabilities                               -                              (44,227)
                                                                 ---------                        -----------
                 Net assets (liabilities) of discontinued
                   operations                                    $(455,796)                          $919,520
                                                                 ==========                          ========

                                                              September 30, 1999                 September 30, 1998
                                                              ------------------                 ------------------
                 Cash flow data
                 Cash flows from operations                     ($3,471,701)                     ($1,141,010)
                 Cash flows from investments
                      (Including sales proceeds)                    591,964                          (21,186)
                                                                 ----------                    -------------
                 Cash used in discontinued operations           ($2,879,737)                     ($1,162,196)
                                                                ============                     ===========

               The accounting  policies followed by the Company are set forth in
               Note 2 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1998. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

               In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Compu-DAWN, Inc., contain all adjustments, consisting of normal and recurring adjustments considered necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations for the three and nine month periods ended
               September 30, 1999 and 1998, and its cash flows for the nine month period ended September 30, 1999 and 1998.

               The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indica-tive of the results to be expected for the full year.

                         Compu-DAWN, Inc. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE   2   -     CAPITAL STOCK AND EQUIVALENTS:

               In January 1999, holders of 1,575 Series A preferred shares and 270 Series B preferred shares converted such shares into 315,000 and 50,467 shares of common stock, respectively.

               In January 1999, the Company granted 133,000 stock options to non-employees. The fair value of these stock options, using the Black-Scholes valuation model, amounted to approximately $423,000 and is recognized in the revised and restated results of the first quarter.

               In February 1999, the Company issued the following:

                 (a) 10,000 shares of common stock to a consultant  for services rendered in October 1998. The value of these services, $15,000, was accrued at December 31, 1998:
                 (b) 117,398  shares of common  stock to a supplier of inventory to e.TV as an inducement to enter into a contract with the Company. These shares were valued at the market price at the date of issuance, for an aggregate of $606,815: and
                 (c) 30,000  shares of common  stock to an entity in  connection with a one year consulting contract. These shares were valued at $120,000, the aggregate market value at the date of issuance.

               In May 1999, the Company transferred 62,500 shares of common stock to a former officer out of the Company's treasury, and in July 1999 the Company issued 75,000 shares of common stock to such former officer as consideration for consulting services valued at $662,500.

               In May and June 1999, options and warrants were exercised to purchase 97,500 and 8,000 shares of common stock, respectively, for which the Company received $384,000 in cash proceeds.

               In June 1999, holders of 600 Series A preferred shares conv-erted such shares into 120,000 shares of common stock.

               In July 1999 the Company issued 75,000 shares of Common Stock, valued at approximately $380,000, to an unaffiliated party in consideration of such party's agreement to provide certain support and administrative services to the Company after the acquisition of the e.TV Business.

               In July and August 1999, options and warrants were exercised to purchase 9,250 and 18,100 shares of common stock, respectively, for which the Company received $87,050 in cash proceeds.

               In August, 1999, the Company issued 62,500 shares of common stock in a private placement to an unaffiliated third party for an aggregate of $96,875, or $1.55 per share.

NOTE   3   -     POTENTIAL ACQUISITION:

               On July 30, 1999 the Company signed an asset purchase agreement to acquire substantially all tangible and intangible assets of GlobalPC, Inc. of Alameda, California. GlobalPC has developed enhancements to GEOS, a simplified, user friendly, low cost computer operating system owned by Geoworks, Inc. In addition, GlobalPC has developed a series of software applications. The GEOS operating software is to be embedded in a low cost "easy to use" personal computer (the "GlobalPC Device"), along with the application software developed by GlobalPC. A closing of the asset purchase is based on several conditions being met, including, among others, the determination of the Company's board of directors that the transaction is fair to the Company and its stockholders, and obtaining a GEOS license agreement which contains terms satisfactory to the Company.

               In consideration for the assets and the assumption of certain liabilities from GlobalPC, the Company has agreed to issue a number of shares of common stock ranging from 624,284 to 699,284 Shares, and Class A Warrants to purchase up to 2,269,284 Common
               Shares, Class B Warrants to purchase up to 1,901,400 Common Shares and Class C Warrants to purchase up to 383,000 Common Shares. All the warrants are exercisable at $4.875 per share, the closing price of the Company's common stock on July 29, 1999.

               The Class A Warrants are exercisable from July 1, 2001 to June 30, 2006 to the extent of 50%, 75% or 100% of the underlying Common Shares provided the Company reaches certain performance milestones by June 30, 2001. The milestones require that there are 150,000 to 200,000, 200,001 to 250,000, or 250,001 or more subscribers to the Company's Internet services who access the Internet through the GlobalPC Device by June 30, 2001, respectively. If there are less than 150,000 of such subscribers by June 30, 2001, the Class A Warrants will not be exercisable and shall be automatically canceled.

               The Class B Warrants are exercisable (i) to the extent of 30% of the underlying Common Shares during the period commencing 90 days after the issuance of the Class B Warrant and ending on the day before the fifth anniversary of the issuance date (the
               "Expiration Date") and (ii) to the extent of 23 1/3% of the underlying Common Shares from each of the first, second and third anniversary of the issuance date and ending on the Expiration Date.

               The Class C Warrants are exercisable from the first anniversary of the date of issuance to the Expiration Date.

               Furthermore, the exercise of all the warrants is also subject to stockholder approval to the extent that the number of shares of common Stock to be issued upon the exercise of the warrants and otherwise in connection with the transaction are more than 20% of the Company's' outstanding shares of common Stock.

               On June 22, 1999, the Company entered into a loan and security agreement pursuant to which the Company initially loaned GlobalPC $135,000. Subsequently, the Company increased the loan, amending the loan and security agreement each time. As of September 30, 1999, the Company had advanced an aggregate of $611,573 under the loan and security agreement, as amended. Each principal tranche loaned is represented by a secured promissory note from GlobalPC, which bears interest at an annual rate of 10% and is payable on June 22, 2000.

               During the third quarter of 1999, the Company purchased inventory and funded software design and development as well as the other related costs pertaining to the potential acquisition of assets from GlobalPC, amounting to $64,832 and $157,676, respectively.

NOTE   4   -     CONTINGENCIES AND COMMITMENTS

               In July 1999, the Company was notified by a third party manufacturer of products previously sold by its discontinued subsidiary, e.TV, that the Company allegedly owes such third party approximately $285,000. The Company disputes this claim. If an action is ultimately brought against the Company, the Company believes it has meritorious defenses and will vigorously defend against such an action. The Company has accrued for potential settlement costs determined to be sufficient to cover the resolution of this claim.

               The Company is a party to an indemnification agreement dated January 8, 1999 (the "Indemnification Agreement") with Rudy C. Theale, Jr., the Vice Chairman of the Board and a Director of the Company. Pursuant to the Indemnification Agreement, the Company has agreed to indemnify Mr. Theale up to $170,000 for any liability incurred by Mr. Theale out of the action encaptioned James B. Palmer v. LocalNet Communications, Inc. Rudy C. Theale, Jr., et al. Mr. Theale has advised the Company that settlement negotiations have been ongoing but that the ultimate settlement or outcome cannot be predicted. The Company has accrued for potential settlement costs in the third quarter, determined to be sufficient to cover its potential obligation under the contract.

               On October 27, 1999, the litigation encaptioned Rugby National Corp. ("Rugby") Harvey Weinstein, and Credomarka Corp. v. Compu-DAWN, Inc., Rugby Acquisition Corp. and Mark Honigsfeld was settled. Pursuant to the related settlement agreement, the Company issued 25,000 Common Shares to Harvey Weinstein and forgave $297,000 loaned to Rugby which the Company had written off in 1998. As part of the settlement agreement, the parties exchanged general releases. The settlement costs have been accrued for as of September 30, 1999.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

               Introduction

               The Company was incorporated in the State of New York on March 31, 1983 under the name Coastal Computer Systems, Inc. The
               Company was reincorporated in the State of Delaware under its present corporate name Compu-DAWN, Inc. on October 18, 1996.

               During the first two quarters of fiscal 1999, the Company was engaged in two separate lines of business. In one, the Company engaged in the designing, developing, licensing, installing and servicing of computer software products and systems predominantly for public safety and law enforcement agencies. In its other line of business, the Company, through its wholly owned subsidiary, e.TV Commerce, Inc. ("e.TV") operated in the Internet, e-commerce and telecommunications business marketing products and services primarily using a referral network marketing organization of independent representatives.

               In May 1999, the Company decided to divest itself of its public safety software business since the major focus of the Company's business had shifted to Internet services, e-commerce and telecommunication services. On July 2, 1999, the Company consummated the sale of the public safety software business division to an unaffiliated third party. In the transaction, the Company received $500,000 in cash, and is entitled to receive quarterly software royalty payments ranging from 6.25% to 10% from future sales of products containing the Company's technology or to former customers of the Company's public safety software business. The royalty is based on the funds actually received by the public safety software business buyer from those orders it receives during the five years subsequent to the closing of the sale. To date, royalty payments have been inconsequential.

               On June 29, 1999, the Company discontinued its network referral marketing operations, e.TV, in order to focus on developing Internet related products and services and selling them through retail channels. This decision was made after the Company determined, among other things, that e.TV would not meet its revenue projections in 1999. Additionally, it was determined that a substantial capital infusion would have been required to sustain the business at current levels and to have been able to achieve future growth. Even with a substantial capital infusion, the growth in e.TV's revenues would not have been assured in the short or long term.

               In July 1999, the Company sold its independent representative database and assigned its UniDial Communications, Inc. ("UniDial") long distance business to another network marketer of telecommunication products for $250,000 in cash.

               On July 30, 1999 the Company signed an asset purchase agreement to acquire substantially all tangible and intangible assets of GlobalPC, Inc. ("GlobalPC") of Alameda, California. GlobalPC has developed enhancements to GEOS, a simplified, user friendly, low cost computer operating system owned by Geoworks, Inc. The GlobalPC technology, the GEOS software and other software, offers a complete hardware and integrated software solution including the operating system and a set of applications such as: an Internet browser, e-mail capabilities, word processing, spreadsheet functionality and gaming. The GEOS operating software is to be embedded in a low cost "easy to use" personal computer, along with the application software developed by GlobalPC (the "GlobalPC Device"). A closing of the asset purchase is based on several conditions being met, including, among others, the determination of the Company's board of directors that the transaction is fair to the Company and its stockholders, and obtaining a GEOS license agreement which contains terms satisfactory to the Company. Upon consummating the acquisition of assets from GlobalPC, which, if pre-closing conditions are met, is expected to close in the middle to the end of the fourth quarter of 1999, the Company plans to enter into agreements with mass merchant and other retailers. The GlobalPC Device is anticipated to enter retail channels by mid 2000, not in the fourth quarter of 1999, as previously reported. Moreover, a limited number of systems will be offered for sale on a direct basis to consumers through its Internet site commencing early in the first quarter of 2000. The re-scheduled product introduction will allow the Company to enhance its web portal content, solidify manufacturing and network service alliances as well as validate critical technical support and customer service.

               Following the closing of the purchase of assets from GlobalPC, the Company plans to focus market efforts to those consumers who currently do not have a personal computer or for those who are seeking an affordable second unit. The Company plans to create an "Online Community" by bundling the Company's' Internet services with the sale of the GlobalPC appliance. The Company believes that the demographic composition of the consumer will largely embody first time personal computer users and Internet subscribers. In so doing, it is anticipated that the Company expects to realize a variety of additional marketing opportunities such as financial, transactional and commercial services, on-line banking, web shopping, and a host of new and innovative services which are emerging as the e-commerce market matures.

               The Company plans to recruit, train and maintain an experienced team of software and hardware engineers to support the development of its expected GlobalPC business. This development team will be largely responsible for any future modifications, enhancements and/or changes to the operating system. The "Team" will also focus on four major areas: ease-of-use, the online service and Internet access, performance and software integration compatibility.

               In the near-term, the Company intends to manufacture a limited number of GlobalPC Devices to be sold on a direct basis to consumers through its Internet site commencing early in the first quarter of 2000. The Company's long-term objective is to be a sublicensor of the GEOS operating system and hardware reference designs with its integrated suite of productivity applications to national brand-name consumer-oriented hardware manufacturers. Currently, no such relationship is in place. Accordingly, in order to meet the anticipated first quarter 2000 direct sales and second quarter retail sales demand, the Company is in the process of establishing a relationship with an unaffiliated third party to outsource its manufacturing efforts on a contract basis. The Company is in discussions with various entities about such contract manufacturing, but no agreement with any entity has been reached. The Company anticipates, but cannot assure, that it will be able to enter into such a relationship.

               Provided that the GlobalPC asset acquisition is consummated, the Company expects revenue, beginning in mid 2000, from five key areas:

                    Monthly online subscription fees - Internet subscription revenue bundled with the sale of the GlobalPC appliance.

                    Banner advertising - the sale of advertising.

                    Keyboard real estate "Hot-Buttons" sales - the Company will have a unique opportunity to sell individual keys on its proprietary PC keyboard to category specific vendors. These "Hot-Buttons" will immediately launch the user to that vendor's web site.

                    License royalties - revenue derived from the Company's manufacturing partner who will manufacture the GlobalPC product on an OEM basis.

                    Residuals from online shopping - as a full service Internet Service provider, the Company intends to seek residual commissions and overrides associated with online e-commerce sales transacted through its portal.

               In consideration for the assets and the assumption of certain liabilities from GlobalPC the Company has agreed to issue a number of shares of common stock ranging from 624,284 to 699,284 shares, and Class A Warrants to purchase up to 2,269,284 Common
               Shares, Class B Warrants to purchase up to 1,901,400 Common Shares and Class C Warrants to purchase up to 383,000 Common Shares. All the warrants are exercisable at $4.875 per share, the closing price of the Company's common stock on July 29, 1999.

               The Class A Warrants are exercisable from July 1, 2001 to June 30, 2006 to the extent of 50%, 75% or 100% of the underlying Common Shares provided the Company reaches certain performance milestones by June 30, 2001. The milestones require that there are 150,000 to 200,000, 200,001 to 250,000, or 250,001 or more subscribers to the Company's Internet services who access the Internet through the GlobalPC Device by June 30, 2001 respectively. If there are less than 150,000 of such subscribers by June 30, 2001, the Class A Warrants will not be exercisable and shall be automatically canceled.

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

               Furthermore, the exercise of all the warrants is also subject to stockholder approval to the extent that the number of Common Shares to be issued upon the exercise of the warrants and otherwise in connection with the transaction are more than 20% of the Company's' outstanding Common Shares.

               Results of Operations:

               As noted above, the Company discontinued its e.TV subsidiary and divested itself of its public safety software business. Accordingly, the Results of Operations discussed below represent only the continuing operations of the Company.

               Revenues:

               Revenues for the three months ended September 30, 1999, from continuing operations, were $30,000 as compared to $0 for the three months ended September 30, 1998 and $ 358,000 for the nine-month period ended September 30, 1999 versus $0 for the same period in the previous year. The revenue is primarily comprised of Internet subscription fees.

               Interest and other income for the three month period ended September 30, 1999 aggregated approximately $12,000 as compared to approximately $55,000 for the same period in 1998. The nine month balances were $193,000 and $121,000 for 1999 and 1998, respectively. These decreases were due to the increase in cash in 1998 which resulted from the Company's private offering of preferred stock.

               Costs and Expenses:

               The total costs and expenses for the three month period ended September 30, 1999 were $1,260,000 as compared to $304,000 for the comparative period of the prior year. Additionally, the Company's total costs and expenses for the nine month period ended September 30, 1999 and 1998 were $2,255,000 and $315,000, respectively. The costs and expenses are directly related to those charges supporting the Internet access book of business that began operations in January of 1999.

               The Company's third quarter consolidated operating loss from continuing operations for 1999 was $1,218,000 as compared to $249,000 for the same period in 1998. For the nine month period ended September 30, 1999 the consolidated operating loss was $1,704,000 versus $194,000 compared to the same period last year. The losses are largely attributable to the expenses realized in conjunction with the Internet access business that began operations in January of 1999.

               Income (Loss)

               For the three months ended September 30, 1999 the Company reflected a net loss of $1,686,000 ($.40 per share) as compared to a loss of $368,000 ($.12 per share) for the corresponding period of the previous year. For the nine month period ended September 30, 1999, the Company realized a net loss of $8,142,000 ($2.09 per share) as compared to a loss of $1,267,000 ($.42 per share) for the nine month period ended September 30, 1998.

               These losses are primarily a result of the operating losses sustained by the discontinued businesses (discussed earlier) which reflected aggregate loss $6,976,000 for the and nine month periods ended September 30, 1999.

               Also impacting the above mentioned one-time events, is the mutually agreed upon termination of the Company's former President, Chief Executive Officer and Secretary, Mark
               Honigsfeld. During the period, Mr. Honigsfeld received $167,000 in cash and 137,500 shares (valued at $662,000) in this transaction. In addition, Mr. Honigsfeld also has the right to 80% of the royalty to be received by the Company from the buyer of the public safety and law enforcement division.

               Liquidity and Capital Resources

               At September 30, 1999, the Company had a working capital deficit of $753,0000, a current ratio of (.38):1 and a debt to net worth ratio of .06:1. At its year ended December 31, 1998, the Company had working capital of $5,502,382, a current ratio of 13.8:1 and a debt to net worth ratio of .1:1. The erosion of the Company's working capital is attributable to the losses experienced by the Company during the second and third quarter of this year.

               In October and November 1999, the Company undertook a private placement of its Common Shares through its placement agent, Hornblower & Weeks, Inc. ("Hornblower"). This offering was for a minimum of 370,000 Common Shares and a maximum of 2,960,000 Common Shares, at a price of $1.375 per share. Investors are entitled to "piggy-back" registration rights for Common Shares purchased in the offering. Furthermore, investors are entitled to an additional number of Common Shares if the five day average trading price of the Company's Common Shares prior to the effective date of the registration statement covering the resale of those Common Shares is less than $1.375 per share (the "Adjustment Price"). The number of additional common shares to which an investor would be entitled to in that event would be calculated as follows. Firstly, the percentage of the shortfall of the Adjustment Price per share from $1.375 per share, with an Adjustment Price floor of $1.00 per share, is calculated. Because of the Adjustment Price floor, that percentage will be no more than 27.3%. The shortfall percentage is then multiplied by the number of Common Shares the investor received in the offering to get the number of additional shares he is entitled to.

               In such private offering, the Company raised $1,017,500 for 740,000 Common Shares, and the offering was then terminated by mutual agreement of the Company and Hornblower. Hornblower received a 10% commission and 3% non-accountable expense allowance of the gross proceeds of the offering.

               On November 3, 1999, the Company commenced a private placement of units, each consisting of 25,000 Common Shares and 12,500 common stock purchase warrants. Each warrant is exercisable for a period of five years to purchase one common share at a price of $2.00 per share. The units are being sold through Hornblower as its placement agent. This offering is for a minimum of 20 units and a maximum of 27 units. Investors are entitled to "piggy-back" registration rights for Common Shares purchased in the offering, and underlying the warrants.

               The Company raised $1,350,000 from the sale of 27 units in such offering.

               The Company anticipates it will need additional capital in approximately 60 days to continue to develop its business and to sustain its business at current levels. The Company believes that obtaining additional funding is essential for it to implement both its short-term and long-range business plans, and this is one of the focuses of Management. The Company is continuing to explore sources of capital, including debt and equity investments. There can be no assurance that any investor will make a debt or equity investment in the Company. If future investments are made, the Company cannot assure that they will be made on terms as favorable as the Company would like nor can the Company predict at this time the size of such an investment. If the Company is unable to secure additional financing within 60 days, it will not be able to continue to develop its current business plan. Consequently, the Company will have to scale back its operations.

               Additionally, the Company's warrants to purchase 363,100 Common Shares which were issued in a bridge financing transaction in December 1996, are currently exercisable at $3.00 per share. To date, warrants to purchase 26,100 Common Shares have been exercised, generating $78,300 to the Company, of which $54,300 was received in the third quarter of 1999. Although the Company hopes the remaining warrants will be exercised, if the market price of the Company's publicly traded Common Shares is less than $3.00 per share and if the price does not increase above $3.00 per share, it is unlikely that the warrants will be exercised. Even if the market price of the Company's publicly traded stock is above $3.00 a share, there can be no assurance that any of the warrants will be exercised, and if any are exercised, the Company cannot predict the number of warrants that would be exercised or when the warrants would be exercised.

               Cash Flows

               For the nine months ended September 30, 1999, the Company utilized cash for continuing operations of $1,074,000. For the corresponding period of the prior year the Company used cash for discontinued operations of $1,141,000.

               The Company also advanced to GlobalPC during the current period raising the cumulative amount to $612,000. Additionally, in anticipation of the closing of the GlobalPC, asset acquisition, the Company has entered into certain agreements with hardware component suppliers and software engineers/consultants. Towards this effort, the Company provided financing for $223,000.

               Cash provided by financing activities during the nine-month period ended September 30, 1999 was primarily a result of the exercise of stock options. For the nine months ended September 30, 1998, the Company received cash from an offering of shares.

               Year 2000 Issues

               The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has instituted a Y2K compliance program, the objective of which is to determine and assess the risks of the Y2K issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that, for a computer system or business process to be Y2K compliant, it must be designed to operate without error in date and date-related data prior to, on and after January 1, 2000. The Company believes it is fully Y2K compliant with respect to all significant business systems.

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

               Contingency Plans

               The Company's management has developed a "worst-case scenario" with respect to Y2K noncompliance and developed contingency plans designed to minimize the effects of such scenario. Although management believes that it is very unlikely that any of these worst-case scenarios will occur, contingency plans will be developed and will address both IT system and non-IT system failure.

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

               Forward Looking Statements


               Certain information contained in the matters set forth above are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made above and elsewhere in this Quarterly Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained above and elsewhere in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with and the ability of the Company to raise additional capital which will be required in the next 60 days to continue to develop and sustain business at current levels, the ability of the Company to consummate the acquisition of the GlobalPC assets, the ability of the Company to establish an alliance with a manufacturer to produce the GlobalPC Device, the ability of the Company to enter into arrangements to sell products through mass retail market channels. The Internet and Internet-related technology and products, new technology developments, developments and regulation in the telecommunications industry, the competitive environment within the Internet and telecommunications industries, the ability of the Company to expand its operations, the level of costs incurred in connection with the Company's planned expansion efforts, the financial strength of the Company's customers and suppliers, unascertainable risks related to possible unspecified acquisitions, the competence required and experience of management, the risk of loss of management and personnel, economic conditions, the risks and uncertainties inherent in litigation. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business.

                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

               On October 27, 1999, the litigation encaptioned Rugby National Corp. ("Rugby") Harvey Weinstein, and Credomarka Corp. v. Compu-DAWN, Inc., Rugby Acquisition Corp. and Mark Honigsfeld was settled. Pursuant to the related settlement agreement, the Company issued 25,000 Common Shares to Harvey Weinstein and forgave $297,000 loaned to Rugby which the Company had written off in 1998. As part of the settlement agreement, the parties exchanged general releases.

ITEM 2. Changes in Securities

               The Company sold the following unregistered securities during the period covered by this report.

               In July 1999, the Company issued 75,000 Common Shares to Atlantic TeleServices, LP as an inducement to enter into a relationship with its subsidiary, e.TV Commerce, Inc. This issuance was pursuant to an agreement dated July 8, 1999 between the Company and Atlantic TeleServices, LP.

               In July and August 1999, the Company's warrants to purchase 18,100 Common Shares, which were included in the warrants issued in the Company's bridge financing prior to its initial public offering, were exercised by Mark Honigsfeld for $54,300, or $3.00 per share.

               In August 1999 the Company issued 62,500 Common Shares to Odyssey Capital, LLC in a private placement for an aggregate of $96,875 or $1.55 per share.

               These transactions were private transactions not involving public offerings and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. The Company determined that each recipient was an accredited and sophisticated investor. Such issuance's of Common Shares were without the use of an underwriter, and the certificates evidencing such Common Shares bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act. The Common Shares issued upon the exercise of the warrants by Mr. Honigsfeld are registered for resale.

ITEM 5. Other Information

               In October 1999, the Company signed a one-year engagement letter with PricewaterhouseCoopers, LLP to serve as its independent accountants.

               In November 1999 the Company began conducting its business under the assumed name MyTurn.com.

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

          4.1            Specimen Common Share Certificate.*

          4.2            Form of Underwriter's Common Share Purchase Warrant.*

          10.1 Asset Purchase Agreement dated July 2, 1999 between the Company and Admit Computer Systems, Inc. *****

          10.2 Purchase Agreement dated July 15, 1999 between e.TV Commerce, Inc. and the Free Network, Inc. *****

          10.3 Asset Purchase Agreement dated July 30, 1999 (the "Asset Purchase Agreement") between Compu-DAWN, Inc., GPC, Acquisition Corp., GlobalPC, Inc., Mark Bradlee and Brian Dougherty.

          10.4           Amendment  to  Asset   Purchase   Agreement
                         dated September 24, 1999.

          10.5           Second Amendment to Asset Purchase Agreement dated
                         ________.

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

***** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999

        (b)Current Report on Form 8-K

     Current Reports on Form 8-K were filed by the Company during the three month period ended September 30, 1998 as follows:

               Date of Event: July 6, 1999
               Item Reported: 5

               Date of Event: July 27, 1999
               Item Reported: 5

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:     November 18,1999                Compu-DAWN, Inc.

                                           By:

                                           \s\ R.E. (Teddy) Turner, IV
                                           -------------------------------
                                           Chairman of the Board


                                           \s\ David Greenspan
                                           -------------------------------
                                           Chief Financial Officer