Form 10KSB/A
period 1998-12-31
MYTURN COM INC
filed 2000-02-14
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1998 OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to
     _____________________

                        Commission file number 000-22611

                                MyTurn.com, Inc.
                                ----------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                             11-3344575
         --------                                            ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

 333 North First Street, Jacksonville Beach                        32250
 ------------------------------------------                       -----
(Address of Principal Executive Offices)                        (Zip Code)

                                  (904)249-5756
                                  -------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock ($.01 par value per share)
                     ---------------------------------------
                                (Title of Class)

                                Compu-DAWN, Inc.
                                ----------------
                                  (former name)

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

Transitional Small Business Disclosure Format (check one): Yes          No X

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    INDEX                            Page No.
                                    -----                            --------


Explanatory Note . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Forward Looking Statements . . . . . . . . . . . . . . . . . . .  . . . 1

PART II

Item 6.  Management's Discussion and Analysis or Plan of Operation . .  2
Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . 4

PART IV

Item 13.  Exhibits, Lists and Reports on Form 8-K . . . . . . . . . . . 5

                                EXPLANATORY NOTE

     MyTurn.com, Inc., a Delaware corporation ("MyTurn.com" or the "Company" or "Compu- DAWN"), which was formerly known as Compu-DAWN, Inc., is amending its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 in order to amend its audited financial statements for such year and to amend its Management's Discussion and Analysis or Plan of Operation to reflect discontinued operations in 1999.

     The disclosure herein is as of March 31, 1999, the date the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 was filed.

                           FORWARD LOOKING STATEMENTS

     Certain information contained in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Annual Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with the Internet and Internet-related technology and products, new technology developments, developments and regulation in the telecommunications industry, the competitive environment within the Internet and telecommunications industries, the ability to enter into agreements with mass merchandise retailers and develop other sales outlets for its products, the ability of the Company to partner with a hardware manufacturer to produce the GlobalPC personal computing device, the ability of the Company to secure agreements with content providers for its Internet portal, the ability of the Company to finalize a network services agreement with a national Internet Service Provider (ISP) to provide network access, the ability of the Company to expand its operations, the level of costs incurred in connection with the Company's planned expansion efforts, unascertainable risks related to possible unspecified acquisitions, the competence required and experience of management, the risk of loss of management and personnel, economic conditions, and the ability of the Company to raise additional capital which will be required within the next six months to continue to develop and sustain its business at current levels and to implement the Company's business plan and generate revenue. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission ("SEC") filings. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation" in Item 6 of this Annual Report. All references to a fiscal year are to the Company's fiscal year which ends December 31.

                                     PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

     The Company changed its name from Compu-DAWN, Inc. to MyTurn.com, Inc. on January 21, 2000. Accordingly, references to Compu-DAWN, Inc. in this Annual Report on Form 10KSB/A, Amendment No. 1 is to the Company.

     The amendments to Item 6. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are to reflect amendments to the financial statements contained in this Annual Report on Form 10-KSB/A Amendment No. 1, which amendments reflect discontinued operations in 1999. The disclosure herein is as of March 31, 1999, the date the Company's Annual Report on Form 10-KSB for the fiscal year ended December 1998 was filed.

Results of Operations:

     The Company discontinued its subsidiary e.TV Commerce, Inc. and divested itself of its public safety software business in June and July, 1999 respectively. Accordingly, the Results of Operations discussed below represent only the continuing operations of the Company.

Revenues:

     Revenues for the twelve months ended December 31, 1999, from continuing operations, were $336,955 as compared to $111,156 for the twelve months ended December 31, 1997. The revenue was primarily comprised of Internet subscription fees and interest income.

Costs and Expenses:

     The total costs and expenses for the twelve-month period ended December 31, 1998 were $314,411 as compared to $1,610,505 for the comparative period of the prior year.

     The Company's consolidated operating income from continuing operations for 1998 was $22,544 as compared to a loss of $1,499,349 for the same period in 1997. The variance is largely attributable to the subsequent write-off and of an impaired loan (see Note 3 of the Financial Statements).

     The Company's consolidated loss from discontinued continuing operations for 1998 was $2,806,096 as compared to $2,937,396 for the same period in 1997. The losses were largely attributable to the subsequent decision of the Company to discontinue its public safety software business (see Note 13 of the Financial Statements).

Income (Loss)

     For the twelve months ended December 31, 1998 the Company reflected a net loss of $2,783,552 ($.95 per share) as compared to a loss of $4,436,745 ($1.95 per share) for the corresponding period of the previous year.

     These losses were primarily a result of the operating losses sustained by the discontinued businesses which reflected aggregate loss $1,656,096 for the twelve month period ended December 31, 1998.

Liquidity and Capital Resources

     In January 1997, the Company entered into a secured credit facility loan agreement (the "Credit Agreement") with Mark Honingsfeld, Chief Executive Officer and then Chairman of the Board of the Company, pursuant to which the Company borrowed $200,000. The Company and Mr. Honingsfeld agreed to convert this loan into 40,000 Common Shares (an effective conversion price of $5.00 per share) upon the closing of the Company's initial public offering which occurred in June, 1997. In April 1997, the Company and Mr. Honingsfeld amended the Credit Agreement to provide for a new line of credit of $500,000. In May 1997, the Company borrowed an additional $200,000 under the Credit Agreement of which $50,000 was outstanding at December 31,1998 ($150,000 was outstanding at December 31, 1997). The repayment of up to $200,000 under the Credit Agreement was secured by a first priority security interest in all the assets owned by the Company.

     In June 1997, the Company successfully completed an initial public offering of its Common Shares. The Company sold 1,380,000 of its Common Shares at a price of $5.00 per share and realized net proceeds of approximately $5,626.000.

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

Forward Looking Statements

     Except for historical information contained herein, the matters set forth above contain forward looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward looking statements. Potential risks and uncertainties include such factors set forth on page 1 of this Annual Report on Form 10-KSB/A under "Forward Looking Statements."

Item 7.   Financial Statements

     The audited financial statements of the Company as at December 31, 1998 and 1997 and for the years then ended are included in this Annual Report on Form 10-KSB/A following Item 13 hereof.

                                     PART IV

Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)   Exhibits      Description of Exhibit
      --------      ----------------------

         11         Computation of Earnings Per Common Share

         23         Consent of Lazar, Levine & Felix LLP, independent auditors.

         27         Financial Data Schedule.

                                Compu-DAWN, Inc.
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                        - INDEX TO FINANCIAL STATEMENTS -


                                                                                                 Page(s)
                                                                                                 -------

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

Financial Statements:

    Balance Sheets as of December 31, 1998 and 1997                                              F - 3

    Statements of  Operations for the Years Ended December 31, 1998 and 1997                     F - 4

    Statement of Shareholders' Equity for the Two Years in the Period Ended December 31, 1998    F - 5

    Statements of Cash Flows for the Yeed December 31, 1998 and 1997                             F - 6

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compu- DAWN, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


                                       /s/ Lazar Levine & Felix LLP
                                       LAZAR LEVINE & FELIX LLP

New York, New York
February 25, 1999
except for Note 12, the
date of which is
March 4, 1999 and Note 13
the date of which is
July 2, 1999

                                Compu-DAWN, Inc.
                                 BALANCE SHEETS

                               - ASSETS (Note 6) -


                                                                                                    December 31,
                                                                                           1998                    1997
                                                                                          --------                ------

CURRENT ASSETS:
     Cash                                                                                 $2,528,400        $  3,081,253

     Marketable securities                                                                 1,850,000              -

     Income tax refund receivable (Note 10)                                                    -                  29,868

     Net assets of discontinued operations (Note 13)                                         919,520              94,453
                                                                                           ---------          ----------


     TOTAL CURRENT ASSETS                                                                  5,297,920           3,205,574
                                                                                           =========           =========

     OTHER ASSETS                                                                            -                       -
                                                                                           ----------        -----------
                                                                                           $5,297,920       $  3,205,574
                                                                                           ==========       ============


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -


     CURRENT LIABILITIES                                                               $       -            $       -
                                                                                        -------------      -------------

     COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

     SHAREHOLDERS' EQUITY (Notes 7 and 8):

     Preferred stock, $.01 par value; 1,000,000 shares authorized:
       Series A Convertible Preferred; 3,250 shares issued and outstanding for 1998               33                 -
       Series B Convertible Preferred; 1,750 shares issued and outstanding for 1998               17                 -
     Common stock, $.01 par value, 20,000,000 shares authorized, 3,265,448 and                32,654              28,385
       2,838,450 shares issued for 1998 and 1997, respectively
     Additional paid-in capital                                                           13,661,649           8,061,443
     Retained earnings (deficit)                                                          (7,620,721)         (4,837,169)
     Accumulated other comprehensive income (loss)                                          (150,000)                -
                                                                                          ----------          -----------
                                                                                           5,923,632           3,252,659
     Less: treasury stock, 340,044 and 8,561 shares at cost, for 1998 and 1997,             (625,712)            (47,085)
                                                                                          ----------          -----------
       respectively
                                                                                           5,297,920           3,205,574
                                                                                           ---------          ----------

                                                                                          $5,297,920       $   3,205,574
                                                                                          ==========       =============




                 The accompanying notes are an integral part of
                          these financial statements.

                                Compu-DAWN, Inc.
                            STATEMENTS OF OPERATIONS



                               For the Year Ended
                                  December 31,

                                                                                  1998                     1997
                                                                                 --------                 ------
INCOME:
     Interest and other income                                                  $ 336,955              $  111,156
                                                                                 --------               ----------


EXPENSES:

     Interest expense and financing loss (Note 5)                                  17,459               1,610,505

     Loss due to terminated investment transaction (Note 9)                       296,952                     -



                                                                                  314,411               1,610,505

INCOME/(LOSS) FROM CONTINUING OPERATIONS                                           22,544              (1,499,349)

(LOSS) FROM DISCONTINUED OPERATIONS (Note 13)                                  (2,806,096)             (2,937,396)
                                                                               -----------            ------------
(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES                              (2,783,552            $(4,436,745)


NET LOSS                                                                      $(2,783,552)             (4,436,745)
                                                                              ============            ============

BASIC INCOME (LOSS) PER COMMON SHARE:

     Continuing operations                                                   $      0.01              $     (0.66)
     Discontinued operations                                                       (0.96)                   (1.29)
                                                                                --------               -----------
                                                                                   (0.95)             $     (1.95)
                                                                                =========             ============

DILUTED INCOME (LOSS) PER COMMON SHARE:

     Continuing operations                                                    $    0.01               $    (0.66)
     Discontinued operations                                                      (0.74)                   (1.29)
                                                                                 -------                ----------
                                                                               $  (0.73)              $    (1.95)
                                                                                ========               ==========

WEIGHTED AVERAGE OF BASIC COMMON SHARES OUTSTANDING                             2,937,724               2,270,047
                                                                                =========               =========

WEIGHTED AVERAGE OF DILUTED COMMON SHARES OUTSTANDING                           3,814,259               2,270,047
                                                                                =========               =========


   The accompanying notes are an integral part of these financial statements.

                                Compu-DAWN, Inc.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                  Preferred Stock                    Additional    Retained     Other                        Total
                                     Shares         Common Stock       Paid-in     Earnings  Comprehensive  Treasury   Shareholders'
                                     Amount         Shares Amount      Capital     (Deficit)  Income (Loss)   Stock  Equity(Deficit)
                                     ------         -------------      -------     ---------  -------------   -----  ---------------

Balance at December 31, 1996            -   $-    986,700  $ 9,867   $1,670,258  $ (400,424)      $ -        $ -         $1,279,701
 Options issued below fair value        -    -         -         -      374,500      -              -          -            374,500
 Exercise of stock options              -    -    408,750    4,088      122,297      -              -          -            126,385
 Treasury stock, 8,561 shares at cost   -    -         -         -           -       -              -      (47,085)         (47,085)
 Conversion of debt                     -    -     40,000      400      199,600      -              -          -            200,000
 Conversion of accrued compensation     -    -     23,000      230      114,770      -              -          -            115,000
 Initial public offering                -    -  1,380,000   13,800    5,612,074      -              -          -          5,625,874
 Cancellation of options                -    -         -         -      (32,056)     -              -          -            (32,056)
 Net loss                               -    -         -         -          -    (4,436,745)        -          -         (4,436,745)
                                       ---  --- ---------   ------    ---------  -----------     -----     --------      -----------
Balance at December 31, 1997            -    -  2,838,450   28,385    8,061,443  (4,837,169)        -      (47,085)       3,205,574


     Exercise of stock options          -    -     24,895      248       68,339      -             -       (47,085)          21,502

     Private offering of shares -    3,250   33   327,103    3,271    4,719,842      -             -           -          4,723,146
       Preferred Series A

     Exchange of 327,103 common      1,750   17        -        -       531,525      -             -      (531,542)            -
       shares for Preferred Series B

     Shares issued for professional     -     -    75,000      750      280,500      -             -            -           281,250
        fees

     Unrealized loss on investment      -     -       -         -           -        -         (150,000)        -          (150,000)

     Net loss                           -     -       -         -           -     (2,783,552)      -            -        (2,783,552)
                                    -----   ---- ---------  ------    ----------   ----------  ---------  --------       ----------

    BALANCE AT DECEMBER 31, 1998    5,000   $50  3,265,448  $32,654  $13,661,649 $(7,620,721) $(150,000) $(625,712)     $ 5,297,920
                                    =====   ==== =========  =======  ===========  ===========  =========  =========     ===========

   The accompanying notes are an integral part of these financial statements.

                                      F - 5

                                Compu-DAWN, Inc.
                            STATEMENTS OF CASH FLOWS

                                                        Page 1 of 2
                                                                                    December 31,

                                                                                     1998                 1997
                                                                                    --------             -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash used in discontinued operations                                    $  (1,330,626)      $   (2,406,501)

     Payments in connection with terminated investment transaction                    (296,952)                 -

     Interest paid                                                                     (17,459)             (22,105)

     Interest and other income received                                                336,955              111,156

     Income tax refund received                                                         29,868                6,136
                                                                                     ---------            ----------

     Net cash (utilized) by operating activities                                    (1,278,214)          (2,311,314)
                                                                                     ----------           ----------



     CASH FLOWS FROM INVESTING ACTIVITIES:

     Net cash used by discontinued operations                                       (1,913,517)            (135,205)

     Purchase of marketable securities                                              (2,000,000)                 -
                                                                                     ----------            --------

     Net cash (utilized) by investing activities                                    (3,913,517)            (135,205)
                                                                                     ----------            --------



     CASH FLOWS FROM FINANCING ACTIVITIES:

     Net cash used by discontinued operations                                         (105,770)            (429,189)

     Payments for common stock and options acquired                                    -                    (34,710)
     Net proceeds from sale of shares                                                4,723,146            5,625,874
     Proceeds from exercise of stock options                                            21,502               79,300
                                                                                     ---------
     Net cash provided by financing activities                                       4,638,878            5,241,275
                                                                                     ---------

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (552,853)            2,794,756


     Cash and cash equivalents, at beginning of year                                 3,081,253              286,497
                                                                                     ---------         ------------

     CASH AND CASH EQUIVALENTS, END OF YEAR                                    $     2,528,400      $     3,081,253
                                                                                  ============         ============

    The accompanying notes are an integral part of these financial statements


                                Compu-DAWN, Inc.
                            STATEMENTS OF CASH FLOWS
                                   Page 2 of 2

                                                                                          December 31,

                                                                                       1998                 1997
                                                                                     --------             ------

RECONCILIATION OF NET LOSS TO NET CASH (UTILIZED) BY
OPERATING ACTIVITIES:
     Net loss                                                                     $ (2,783,552)       $  (4,436,745)

     Adjustments to reconcile net loss to net cash (utilized) by operating activities:

       Loss from discontinued operations                                             1,656,096             2,937,396
       Write-off of impaired loan                                                    1,150,000                 -
       Financing charge                                                                  -                 1,588,400
     Changes in assets and liabilities:
       Decrease in tax refund receivable                                                29,868                 6,136
                                                                                     ---------            ----------

         NET CASH FROM CONTINUING OPERATIONS                                            52,412                95,187


         NET CASH UTILIZED BY DISCONTINUED OPERATIONS                               (1,330,626)           (2,406,501)
                                                                                     ----------            ----------


         NET CASH UTILIZED BY OPERATING ACTIVITIES                                 $(1,278,214)        $  (2,311,314)
                                                                                     ==========            ==========

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

                 Compu-DAWN, Inc., the Company, was incorporated under the name of Coastal Computer Systems, Inc., in New York on March 31, 1983, and was reincorporated in Delaware under its present name on October 18, 1996. Until May 1999, the Company was engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies. The Company's limited number of customers, to date, are primarily located in New York State.

                 Subsequent to the year end, through a newly formed subsidiary, e.TV Commerce, Inc., the Company began operations in the internet, e-commerce and telecommunications business (see Note
                 3).

                 See Note 13 re: Subsequent Event - Discontinued Operations regarding a transaction on July 2, 1999.


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

        (c)      Marketable Securities:

                 At December 31, 1998, marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with AStatement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in shareholders'equity as other comprehensive income
                 (loss).

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE   2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (d)      Fixed Assets (see Note 13 re: Discontinued Operations):

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

                Depreciation and amortization expense for the years ended December 31, 1998 and 1997 aggregated $82,674 and $64,529, respectively, and is included in the loss from discontinued operations.

         (e)    Revenue Recognition (see Note 13 re: Discontinued Operations):

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

         (f)    Software Development Costs (see Note 13 re: Discontinued
                Operations):

                The  Company   reflects  costs  incurred  in  establishing   the
                technological feasibility of a computer software product to be leased or sold, as research and development costs, and expenses such costs in the period incurred. Research and development costs for the years ended December 31, 1998 and 1997 aggregated $515,788 and $935,804, respectively, and are included in the loss from discontinued operations.

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

        (g)      Advertising Costs (see Note 13 re: Discontinued Operations):

                 Advertising costs, which are included in loss from discontinued operations, are expensed as incurred. For the years ended December 31, 1998 and 1997, advertising costs aggregated $19,449 and $131,868, respectively.

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

                 See also Note 10.

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

        (k)      Comprehensive Income:

                 Effective January 1, 1997, the Company adopted Statement of Financing Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company"s available-for-sale securities to be included in other comprehensive income.

                 The components of comprehensive income were as follows:

                                                                           1998               1997
                                                                         ----------        -----------

                 Net income (loss)                                     $(2,783,552)         $(4,436,745)
                 Unrealized holding losses on marketable securities       (150,000)             -
                                                                       ------------         ------------
                 Comprehensive income (loss)                           $(2,933,552)         $(4,436,745)
                                                                       ===========          ===========

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997




NOTE   2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (l)      Operating Segments (see Note 13 re: Discontinued Operations):

                 In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued effective for fiscal years ending after December 15, 1998. The statement allows for early adoption. The Company does not believe that, as of December 31, 1998, it operated in more than one identifiable segment.

        (m)      Impact of the Year 2000 Issue:

                 The Year 2000 ("Y2K") issue is the result of computer programs being written using a two-digit format rather than four to define the applicable year. Any of the Company's computer programs that have date- sensitive software may recognize a date using A00" as the year 1900 rather than the year 2000.
                 This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

                 The Company's accounting software was purchased "off-the-shelf" and the Company intends to timely update such software by purchasing Y2K compliant software and hardware from retail vendors at reasonable cost. Software developed and marketed by the Company is already Y2K compliant. Other companies' upon whose services the Company depends have not yet been contacted to determine whether such companies' systems are Y2K compliant. If the systems of such companies are not Y2K compliant, there could be a material adverse effect on the Company's financial condition or results of operations.


NOTE   3   - LOAN RECEIVABLE (see Note 13 re: Discontinued Operations):

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

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   4   - CAPITALIZED LEASE OBLIGATIONS (see Note 13 re: Discontinued
             Operations):

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

                 Minimum future lease payments under capital leases as of December 31, 1998 are as follows:

                      1999                                $  9,474
                      2000                                   9,474
                      2001                                   8,684
                                                         ---------
                      Total minimum lease payments          27,632
                      Less: amount representing interest     5,191
                                                          --------
                                                           $22,441
                                                           =======
NOTE   5   - DEBT OFFERING:

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

                 In June 1997, the Company  successfully  completed its IPO (see
                 Note 7) and repaid these promissory notes. In connection with this repayment, the Company fully amortized deferred financing costs originally capitalized in connection with the notes. This amount has been reflected as a non-recurring charge in the statement of operations.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE   6   -    NOTE PAYABLE - OFFICER (see Note 13 re:Discontinued Operations):

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

NOTE   7   -     CAPITAL STOCK AND EQUIVALENTS:

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

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE   7   -     CAPITAL STOCK AND EQUIVALENTS (Continued):

                 During 1998, options were exercised to acquire 24,895 shares of common stock, for which the Company received $21,502 in cash proceeds and 4,380 shares of Company common stock with a fair market value of $47,085.

NOTE   8   -     STOCK OPTIONS:

                 In October 1996, the Company established a Stock Option Plan under which options (including non-statutory options) to purchase up to 2,000,000 shares may be granted to eligible persons. As of December 31, 1996, the Company had granted options to purchase an aggregate of 491,950 shares of common stock at prices ranging from $.30 to $4.00, aggregating $221,485. In connection therewith the Company recorded deferred compensation (measured as the excess of the fair value of the underlying stock over the exercise price of the option at date of grant) of $37,000. During 1997, prior to the consummation of the IPO, the Company granted additional options to purchase an aggregate of 187,250 shares of common stock at an exercise price of $3.00 aggregating $561,750, and recorded additional deferred compensation costs of $374,500. Deferred compensation costs are being amortized over the vesting period of the related options. Amortization of such costs for the years ended December 31, 1998 and 1997, aggregated $98,270 and $278,230, respectively.

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

                 Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5% and 6.1%; dividend yields of 1.5% and 2.6%; volatility factors of the expected market price of the Company's common stock of 60% and 65%; and a weighted-average expected life of the options of seven years.

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

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE   8   -     STOCK OPTIONS (Continued):

                 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                            1998                   1997
                                       ---------------       -----------
        Net loss:
           As reported                   $(2,783,552)       $(4,436,745)
           Pro forma                      (3,140,736)        (4,883,470)

        Basic loss per share:
           As reported                       $(0.95)           $(1.95)
           Pro forma                          (1.07)            (2.15)

                 A summary of stock option activity, and related information for the two years in the period ended December 31, 1998 follows:

                                                                Weighted Average
                                                                   Exercise
                                            Options                 Price

              Granted                       491,950                 $0.45
              Exercised                        -                      -
              Canceled                         -                      -
                                        -------------              -------

     Outstanding, December 31, 1996         491,950                  0.45

              Granted                       278,311                  4.04
              Exercised                    (410,417)                 0.32
              Canceled                      (55,000)                 1.69
                                           ---------                ------

     Outstanding, December 31, 1997         304,844                  3.69

              Granted                       490,100                  5.82
              Exercised                     (24,895)                 2.76
              Canceled                     (265,083)                 6.56
                                           --------                 ------

     Outstanding, December 31, 1998         504,966                  4.22
                                           ========                 ======

     Weighted average fair value of options granted during the year ended:

              December 31, 1996                                     $8.62
              December 31, 1997                                     $7.67
              December 31, 1998                                     $4.31

     Options exercisable:
              December 31, 1996           389,950
              December 31, 1997            49,533
              December 31, 1998           320,919

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE   8   -   STOCK OPTIONS (Continued):

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

               Effective January 8, 1999, subsequent to the balance sheet date, the Company adopted its 1999 Restricted Stock Rights Grant Plan (the "Rights Plan"). The Rights Plan provides for the issuance of up to 2,000,000 common shares to the Rights Plan participants based on a formula which provides for the participants to share up to 2,000,000 common shares (the "Performance Shares") if the Company generates up to $10,000,000 in earnings before taxes by December 31, 2001, including making up any losses during the years 1999 through 2001, if any. If the Company earns less than $10,000,000, the number of Performance Shares will be pro rated based on one share for each $5.00 in earnings before taxes. The Rights Plan participants include certain officers and employees and any other person who is employed by or is providing services to the Company or its subsidiaries and who is elected as a participant. The participants will be issued the Performance Shares based on their respective pro rata ownership of the Company securities on the date the Rights Plan was adopted. However, each participant must be employed by or providing services to the Company or its subsidiaries in connection with the e.TV business on December 31, 2001 in order to receive any Performance Shares. In addition, the issuance of the Performance Shares is subject to, among other things, any consent or approval of any regulatory body or the stockholders of the Company, if such consents or approvals are necessary.


NOTE  9   -    TERMINATION OF INVESTMENT TRANSACTION:

               On April 22, 1998, the Company entered into an agreement to acquire an indirect 50% beneficial interest in Press-Loto, a Russian company which has the right to operate the first national on-line lottery in Russia pursuant to a license from the Russian Ministry of Finance to the Union of Journalists of Russia (the "Union"). The agreement provided that, at the closing, 40% of Press-Loto was to be owned by the Union and its charity with a private group holding a minority interest.

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

               See also Note 12 re: Subsequent Litigation.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE  10   -   INCOME TAXES:

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


NOTE 11   -    COMMITMENTS (see Note 13 re: Discontinued Operations):

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

               At December 31, 1998, future minimum rentals are as follows:


                       1999      $  87,975
                       2000         93,075
                       2001         72,675
                                 ---------
                       Total     $ 253,725

        (b) The Company also leases certain types of equipment under operating leases which expire at various dates through 1999. Lease payments, which are charged to operations, aggregate approximately $1,100 per month.

        (c)      Effective   October  1,  1996,  the  Company   entered  into  a
                 three-year employment agreement with the Chief Executive Officer of the Company. This agreement provides for annual compensation of $250,000 and a performance bonus based on a fixed formula. Subsequent to the balance sheet date, this officers' employment agreement was amended to terminate the existing bonus compensation terms. This officer will be entitled to a performance based bonus, the details of which have not yet been determined. In addition to the above, this officer was granted 200,000 common stock purchase warrants and was included in the Company's new 1999 Stock Rights Grant Plan.

                 Effective October 1, 1996, the Company entered into a three-year employment agreement with its President and Chief Operating Officer. This agreement provided for annual compensation of $125,000 and a signing bonus of $15,000. In December 1997, the Company entered into negotiations with this officer with regards to a proposed termination of his employment agreement. Under the proposed termination agreement, this officer would receive severance pay of approximately $216,000 and would sell a substantial portion of his equity share holdings in the Company pursuant to the Company's Registration Statement on Form S-8 and Rule 144 promulgated under the Securities Act of 1933, as amended and/or to the current Chairman and Chief Executive Officer and/or his designee. This termination agreement was executed on March 17, 1998.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 11   -      COMMITMENTS (Continued):

                 In January 1997, the Company entered into a three-year employment agreement with an employee to serve as the Company's Chief Technology Officer. Such agreement provides for an annual base salary of $200,000, $225,000 and $250,000 in the first, second and third years, respectively. For the 12 month period beginning March 1, 1999, this officer waived his increase and his salary will remain at the $225,000 level. Other terms of this employment agreement conform in structure to the material provisions of the employment agreement for the Chief Executive Officer as described above, including the 1999 Stock Rights Grant Plan.

                 Subsequent to the balance sheet date, and in connection with e.TV Commerce, Inc. (see Note 3) the Company entered into three year employment agreements with a new Chairman of the Board of Directors of the Company and an individual who will serve as the Company's Executive Vice President and President of e.TV Commerce, Inc. Each of these agreements provide for a salary of $208,000 per annum, an issuance of options for 200,000 and 650,000 common shares, respectively and bonuses all on terms similar to those of the chief executive officer, as described above. These two officers were also included in the 1999 Stock Rights Grant Plan (see Note 8).


NOTE  12   -     SUBSEQUENT LITIGATION:

                 In connection with the termination of a potential investment transaction (see Note 9), on March 4, 1999 (subsequent to the balance sheet date), the Company became aware of an action brought in the Supreme Court of the State of New York, Nassau County. The plaintiffs, Rugby National Corp., ("Rugby"), Harvey Weinstein and Credomarka National Corp., have filed a complaint against the Company and the Company's Chief Executive Officer, alleging that the Company wilfully failed, without good cause, to consummate a plan of merger agreement dated April 22, 1998. The complaint states that Rugby's business was allegedly damaged after the Company consummated a $5,000,000 private placement and subsequently terminated the merger agreement, and that the Company's chief executive officer falsely induced Rugby and Weinstein to give their consent to the private placement. The plaintiffs are claiming damages of $6,000,000.

                 Counsel to the Company has stated that no discovery has yet been conducted and that due to the inherent uncertainties in litigation in general, they cannot predict or guarantee the outcome of this litigation at this time.

                 The Company believes it has meritorious defenses and intends to vigorously defend this action.


NOTE  13   -     SUBSEQUENT EVENT - DISCONTINUED OPERATIONS:

                 In May 1999, the Company decided to divest itself of its public safety software business and on July 2, 1999 consummated the sale of certain of the assets of this division to an unaffiliated third party. The Company received $500,000 in cash, and is entitled to receive software royalty payments for five years ranging from 6.25% to 10% of future sales of products containing the Company's technology or sales to former customers of the public safety software business.

                 The accompanying financial statements have been reclassified to reflect the effect of the discontinued operations.

                                Compu-DAWN, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE  13   -     SUBSEQUENT EVENT - DISCONTINUED OPERATIONS (Continued):

                 Net sales for the public safety software business for 1998 and 1997 were $1,248,489 and $591,375, respectively. These amounts are not included as revenues in the accompanying financial statements.

                 Net assets of the discontinued operations have been separately classified in the accompanying balance sheet at December 31, 1998. The 1997 balance sheet has been restated to conform with the current year's presentation.

                 In addition to the above, the Company also decided to discontinue the operations of its only other subsidiary (see
                 Note 3). Accordingly, all assets and liabilities relating to both operating segments have been reclassified to discontinued operations.

                 Net assets of the discontinued operations consisted of the following at December 31,

                                                              1998                  1997
                                                             --------              ------

  NET ASSETS TO BE DISPOSED OF:
     Accounts receivable - net                          $    319,392         $     72,454

     Less:  Deferred revenue                                (173,953)             (12,000)
                                                             --------              -------

                                                             145,439               60,454

     Fixed assets - net                                      218,374              278,737
                                                             -------

 ASSETS TO BE SOLD                                           363,813              339,191
                                                              -------

 ASSETS:

     Loan receivable (Note 3)                                736,318                 -

     Prepaid expenses                                         68,272              121,802

     Security deposits                                        21,525               21,525

     Deferred compensation                                      -                  98,270


 LIABILITIES:
     Accounts payable and accrued expenses                  (169,519)            (278,722)
     Note payable - officer                                  (50,000)            (150,000)
     Capitalized lease payable                               (22,441)             (28,211)
     Deferred rent liability                                 (28,448)             (29,402)
                                                             -------              --------
                                                             555,707             (244,738)
                                                           ---------              --------

 NET ASSETS OF DISCONTINUED OPERATIONS                    $  919,520          $    94,453
                                                           ==========          ===========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPU-DAWN, INC.

February 11, 2000                    By:/S/ Paul K. Danner
                                        ---------------------------------------
                                        Paul K. Danner, Chief Executive Officer