Form 10KSB
period 1999-12-31
MYTURN COM INC
filed 2000-04-14
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the fiscal year ended December 31, 1999
                                   -----------------
                                       OR

[ ]      TRANSITION  REPORT  UNDER  SECTION  13 or  15(d)  OF THE  SECURITIES
         EXCHANGE    ACT   OF   1934   For   the    transition    period    from
         _____________________ to _____________________

                        Commission file number 000-22611
                                              ----------

                                MyTurn.com, Inc.
                     --------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                          11-3344575
--------------------------------                          ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

960 Atlantic Avenue, Alameda, California                          94501
----------------------------------------                        ---------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (510) 814-4288
                    ----------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock ($.01 par value per share)
                     ---------------------------------------
                                (Title of Class)

               333 North First Street, Jacksonville, Florida 32250
              ----------------------------------------------------
                                (Former Address)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of February 29, 2000, the aggregate market value of the shares held by non-affiliates was approximately $268,843,031.

The issuer's revenues for the fiscal year ended December 31, 1999 were $233,660.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS.

The number of shares outstanding of each of the issuer's classes of common equity as of February 29, 2000 is 8,575,408 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one): Yes         No  X
                                                           ----          ----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                      INDEX                             Page No.

Forward Looking Statements ...................................................1


PART I

Item 1.      Description of Business..........................................2

Item 2.      Description of Property..........................................23

Item 3.      Legal Proceedings................................................24

Item 4.      Submission of Matters to a Vote of Security Holders..............24


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.........26

Item 6.      Management's Discussion and Analysis or Plan of Operation........28

Item 7.      Financial Statements.............................................37

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................37


PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act................38

Item 10.     Executive Compensation...........................................45

Item 11.     Security Ownership of Certain Beneficial Owners and Management...53

Item 12.     Certain Relationships and Related Transactions...................56


PART IV

Item 13.     Exhibits and Reports on Form 8-K.................................57

Signatures

                           FORWARD LOOKING STATEMENTS

     Certain information contained in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. MyTurn.com cautions readers that certain important factors may affect MyTurn.com's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Annual Report or which are otherwise made by or on behalf of MyTurn.com.

     For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect MyTurn.com's results include, but are not limited to, the risks and uncertainties associated with the Internet and Internet-related technology and products, new technology developments, developments and regulation in the telecommunications industry, the competitive environment within the Internet and telecommunications industries, the ability to enter into agreements with mass merchandise retailers and develop other sales outlets for its products, the ability of MyTurn.com to partner with a hardware manufacturer to produce the GlobalPC personal computing device, the ability of MyTurn.com to secure agreements with content providers for its Internet portal, the ability of MyTurn.com to finalize a network services agreement with a national Internet Service Provider (ISP) to provide network access, the ability of MyTurn.com to secure licenses for all software applications it plans to embed, bundle or otherwise include in its products, the ability of MyTurn.com to expand its operations, the level of costs incurred in connection with MyTurn.com's planned expansion efforts, unascertainable risks related to possible acquisitions, the competence required and experience of management, the risk of loss of management and personnel, economic conditions, and the ability of MyTurn.com to raise additional capital which will be required within the next six months to continue to develop and sustain its business at current levels and to implement MyTurn.com's business plan and generate revenue.

     MyTurn.com is also subject to other risks detailed herein or detailed from time to time in MyTurn.com's Securities and Exchange Commission ("SEC") filings. Readers are also urged to carefully review and consider the various disclosures made by MyTurn.com which attempt to advise interested parties of the factors which affect MyTurn.com's business, including, without limitation, the disclosures made under the captions "Business - Certain Risks Relating to the Implementation of MyTurn.com's Business Plan" in Item 1, and "Management's Discussion and Analysis or Plan of Operation" in Item 6, of this Annual Report. All references to a fiscal year are to MyTurn.com's fiscal year which ends December 31.

                                     PART I

Item 1.           Description of Business

Introduction

     MyTurn.com is a provider of Internet related computing products and services. Through its wholly owned operating subsidiary, MyTurn.com is planning to introduce a low cost, easy-to- use personal computer system, known as the GlobalPC(TM), targeting the first-time user market. The GlobalPC is based on the time-tested, robust GEOS(R) operating system which MyTurn.com licenses from Geoworks Corporation. MyTurn.com has made or acquired significant improvements to this operating system. The fully integrated software application suite includes word processing, spreadsheet, desktop publishing, presentation, database, a web browser, e-mail, games and chat capability, all comparable in functionality to the most popular Microsoft Windows(R)-based programs. The GlobalPC will be sold primarily through mass merchant retailers. MyTurn.com has scheduled an initial five-market rollout to commence during the summer of 2000.

     Based on the current pricing model for the GlobalPC, consumers will have access to a fully functional, non-subsidized computer system for approximately $299.95. The system is compatible with television sets as the display medium; however, computer monitors will provide superior resolution. System printers, monitors and additional software, all branded with the Global PC name through third party license arrangements, may be made available as profit- generating accessory offerings. Also, an unlimited anticipated $19.95 month-to-month Internet access will be "hard-coded" during the manufacturing process to maintain a "captive" online audience. MyTurn.com expects to garner significant additional sources of revenue from an array of e-commerce oriented partnerships.

     MyTurn.com is prepared to manufacture systems exclusively under the GlobalPC brand name during the initial product launch in order to secure valuable retail shelf space while simultaneously establishing the product as a viable non-Windows computer system.

     Prior to the planned retail launch, a limited number of roughly 1,000 units may be sold utilizing the Internet or other direct marketing methods. The purpose of this interim project is to ensure that both Internet connectivity and MyTurn.com's customer care operations are operating at maximum effectiveness, and to glean "real world" experience regarding basic system integrity and functionality. Discerning attention and timely reaction to early consumer feedback will help to maintain market momentum.

     MyTurn.com further expects to migrate towards a pure third-party hardware reference design and operating/application software-licensing model as early as possible to capitalize on well-established consumer electronics and personal computer brand names.

History and Recent Developments

     MyTurn.com, Inc. was incorporated under the name of Coastal Computer Systems, Inc. in New York on March 31, 1983 and was reincorporated in Delaware under the name Compu- DAWN, Inc. on October 18, 1996. The name was changed to MyTurn.com, Inc. on January 21, 2000.

     In October 1996, MyTurn.com undertook a pre-initial public offering bridge financing selling 77 units, each consisting of a $10,000 Promissory Note (the "Bridge Note") and Common Share Purchase Warrant (the "Bridge Warrant") to acquire 5,600 Common Shares of MyTurn.com (the "Bridge Financing Transaction"). The Bridge Warrants are exercisable at a price of $3.00 per share. The Bridge Notes were repaid upon the closing of MyTurn.com's initial public offering (the "IPO") in June 1997, as discussed below. The terms of the Bridge Warrants provide for an exercise period which expires in June 2002. As of February 29, 2000 Bridge Warrants to purchase 61,600 Common Shares remained unexercised.

     In June 1997, MyTurn.com completed an IPO of 1,380,000 Common Shares at a price of $5.00 per share, for aggregate net proceeds, after expenses, of $5,625,874.

     In June 1998, MyTurn.com undertook a private placement issuing to JNC Strategic Fund Ltd. ("Strategic") and JNC Opportunity Fund Ltd. for an aggregate purchase price of $5,000,000:

o units, consisting of 327,103 Common Shares (the "Issued Shares") and five-year warrants to acquire 32,710 Common Shares, and

o units, consisting of 3,250 Series A Preferred Shares and five-year warrants to acquire 57,497 Common Shares.

     In September 1998, MyTurn.com issued to Strategic 1,750 Series B Preferred Shares in exchange for the Issued Shares.

     The warrants to acquire an aggregate of 90,207 Common Shares (the "JNC Warrants") are exercisable at a price of $8.025 per share, subject to adjustment as provided for in the Warrants.

     The JNC Warrants were convertible or exercisable by any holder only to the extent that the number of Common Shares purchased together with the number of Common Shares owned by such holder and its affiliates would not exceed 4.99% of the then outstanding Common Shares as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Such restriction was subject to waiver by the respective security holder upon not less than 61 days notice. See Item 6 - "Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources."

     As of February 29, 2000, all of the Series A Preferred Shares and all of the Series B Preferred Shares had been converted into 650,000 and 327,103 Common Shares, respectively, and all warrants to acquire 90,207 Common Shares have been exercised.

     On January 8, 1999, MyTurn.com's wholly owned subsidiary e.TV Commerce, Inc. ("e.TV")acquired certain assets of LocalNet Communications, Inc. The
LocalNet assets were acquired pursuant to a peaceful surrender to satisfy $750,000 in principal of a $1,800,000 secured loan previously made by MyTurn.com to LocalNet (the "Loan"). The Loan was secured by all of the assets of LocalNet.

     From 1983 to July 1999 MyTurn.com was engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies (the "Public Safety Software Business").

     Also, from January 8, 1999 to July 1999 MyTurn.com, through e.TV, operated in the Internet, e-commerce and telecommunications business (the "e.TV Business"), marketing products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a relationship-based, referral marketing organization.

     In July 1999 MyTurn.com sold primarily all of the assets which made up its Public Safety Software Business division to an unrelated third party.

     Also in June 1999, MyTurn.com decided it was in its and its stockholders' best interest to cease the e.TV Business and instead acquire Global PC, Inc.'s assets and focus on its current business. The GlobalPC asset acquisition closed on December 22, 1999. See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Introduction" for a description of the GlobalPC asset acquisition.

     In October and November 1999, MyTurn.com undertook two private placements through its placement agent, Hornblower & Weeks. In the first offering MyTurn.com sold 740,000 Common Shares for $1,017,500 in gross proceeds. In the second offering MyTurn.com sold Units for $1,350,000 in gross proceeds. The units consisted of an aggregate of 675,000 Common Shares and Warrants to purchase an aggregate of 337,500 Common Shares (the "H&W" Warrants"). The H&W Warrants are exercisable for five years at $3.00 per share. Hornblower & Weeks received a commission of 10% and a non-accountable allowance of 3% in each offering. Additionally, financial consultants were issued 99,050 Common Shares as a finder's fee, valued at 7% of the gross amount raised in the private offerings. MyTurn.com also issued 400,000 Common Shares to Hornblower & Weeks under a related investment banking agreement. See Item 6 - "Management' Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

Industry Background

     Mass America is constantly being bombarded with Internet mania. It is nearly impossible to listen to the radio, watch television, or read a newspaper without encountering numerous references to "something.com". Many parents view the Internet in the same way previous generations viewed encyclopedias. Without home access to the Internet, children are academically disadvantaged. Television and radio programs are continually directing their audiences to an associated website, making the Internet a powerful entertainment vehicle and information resource. And, an explosion in online shopping is making the Internet the largest superstore on the planet.

     Currently less than half of American homes have Internet access. This "disconnect" between the benefits of the Internet and home access directly relates to home personal computer, or PC, penetration. The PC is the automobile of the information highway and roughly half of US homes own a PC. In a large portion of homes without PCs, Internet penetration is nearly non- existent. MyTurn.com believes that Internet appliances such as WebTV have yet to achieve any significant penetration. MyTurn.com's mission is to bring Internet access to this large, untapped market by addressing the primary impediment: PC ownership. See Item 1 - "Business - Competition."

     MyTurn.com has extensively researched non-Internet homes. The majority of these homes have huge pent up demand for both the Internet and personal computers. The PC "have- nots"cite three primary reasons for lack of ownership:

o        ease-of-use - PCs are perceived as too hard to use,

o        distribution - they are not sold where mass America shops, and

o        price -  they cost too much.

         MyTurn.com is addressing all of these issues:

o Ease-of-Use. Through extensive new user interface development and continuous testing with novice and new users, MyTurn.com has developed a personal computer so simple to use it will expand the market to the segment of the population who are either intimidated by PC's and computers in general or feel they have no use for a PC. MyTurn.com provides one button access to the Internet.

o        Distribution.  Shopping  for a PC is  an  intimidating  experience.
         Traditional PCs are sold through specialty stores like CompUSA and Computer City where novice consumers are intimidated by technical jargon. MyTurn.com expects to distribute its GlobalPC where America shops - through mass retailers such as Wal-Mart, Kmart, Target and Sears. Currently, MyTurn.com has indications of interest from certain of these mass retailers but does not have any agreements with them. Although MyTurn.com expects agreements or purchase orders to develop, it cannot assure that this will happen. The product will have little or no technical jargon associated with its packaging, marketing and positioning. See Item 1 "Business-Marketing" and "Business-Sales and Distribution Strategy."

o Price. As a vertically integrated hardware, operating system and applications provider and Internet service provider (ISP), MyTurn.com is in a unique position to offer a fully functional Internet PC at the price anticipated to be $299.95.

     Internet penetration amongst the larger universe of non-PC owners is insignificant. Alternative access devices such as WebTV and other Internet appliances have simply not caught on in this large untapped market. The lack of success of these Internet appliances is largely due to their "newness" and a lack of understanding of the user interface needed for these devices. However, there is also a real and justifiable perception that a PC is needed to get full use of the Internet. For example, for a student, local productivity software that allows a topic to be researched on the web and turned into a report is an essential usage model not supported by a web appliance such as WebTV. Independent research supports that consumers want a "total solution", i.e. a fully functional PC. There is a large pent-up demand for PCs, however price, ease-of-use, and an intimidating retail environment have slowed penetration into this large, untapped market.

     The computer "have-nots" are a different category of consumer than those catered to by the current PC industry. They are more representative of "Middle America" than most current PC users; most do not use computers at work. Their average income is $27,000 a year, versus the current PC household average income of $47,000 a year. Some analysts also predict that more than half of first time PC buyers over the next 3 years will be women.

     MyTurn.com's research and focus groups have shown that while a majority of non- computer owners feel left out by not owning a computer or having Internet access, their own lack of experience is the major barrier to purchase.

     Perceived costs are high and many fear that much more than the advertised price must be spent to make a computer useful. Intimidating visits to computer center stores such as CompUSA, Fry's, and Computer City further compound concerns. Sales personnel often lack patience or empathy for computer neophytes. Worse yet, low cost PCs often carry minimal margins and commissioned sales people often attempt to up-sell consumers with a blizzard of technical jargon and fears of obsolescence.

     While this phenomenon is well understood, the computer industry seems to be locked on a treadmill where a baffling array of technical jargon is used to promote and sell PCs. While this is very effective in selling to the existing customer looking to upgrade, it intimidates and delays the first time consumer.

     Another important factor for non-computer owners is ease-of-use. Since computers are notorious for having all kinds of external cables and wires, consumers fear they will not be able to properly set up or use a PC. And, once set up, system errors and crashes create a new set of fears. With the Internet becoming one of the primary motivators for PC purchase, consumers are also unclear on how they will "get on" to the Internet once they purchase a PC. How do they select an ISP? Often several Internet access solutions are bundled on a PC, which one should they choose?

     MyTurn.com believes that the market opportunity exists for affordable, easy-to-use personal computer with bundled Internet access. We plan to price our GlobalPC at $299.95 and sell it through mass retailers. We believe MyTurn.com will open up personal computing and the Internet to millions of Middle American homes.

Products and Services

The GlobalPC

     MyTurn.com's first product is the GlobalPC. The GlobalPC is an integrated personal computer and comes pre-loaded with an Internet browser, email, an office productivity suite including word processor, spreadsheet, database, and graphics program as well as several other programs, including games and the exclusive MyTurn.com online access software.

     The initial GlobalPC product offering incorporates an Intel compatible microprocessor (AMD or National/Cyrix); floppy drive; hard disk; a built-in 56K industry standard V90 modem and connectors for other peripherals including a PC keyboard and mouse included with the unit. New video processing technology allows the GlobalPC to drive a television with reasonable display quality. A standard super video graphics array, or SVGA, monitor is supported and will be offered separately to consumers who want a crisper, higher resolution screen.

     In addition to MyTurn.com's own product offering, we are currently in the process of developing formal alliances with major computer peripheral manufacturers such as Canon and ProView to supply compatible printers and monitors respectively. These companies will provide a co-branded product in order to complete the hardware product offering. These relationships are currently in negotiation and no agreements exist yet. We cannot assure that formal agreements will be reached with any of these companies.

     MyTurn.com licenses the GEOS operating system and suite of productivity applications from Geoworks Corporation. MyTurn.com has also recruited an experienced team of software engineers to further enhance GEOS and integrate the software into the hardware design. The development team has focused on four major areas: ease-of-use, the online service and Internet access, performance, and Windows/Office software compatibility. See Item 1 "Business - Intellectual Property" and Item 1 "Business - Employees and Consultants."

     Ease-of-use is the central focus for MyTurn.com. This is achieved through a proprietary user interface, or UI, technology that allows a GlobalPC to take on the personality of the user from a simple task-oriented interface for novices to an advanced industry-standard interface (similar to Microsoft's Windows). The software is designed to allow the user to learn gradually with applications scaling up as users improve their computer skills. The entry-level user interface -- The GlobalPC Desktop -- provides intuitive access to the system. Only one application runs at a time in this mode. Users can access the Internet, word processor, or other applications with one button click. Our research demonstrates that new users find the practice of double clicking oddly repetitive. In the GlobalPC Desktop mode, applications automatically run a simplified interface with fewer features and options. Within applications, wizards and templates help the user quickly accomplish tasks without frustration. For consumers with prior computer experience or novice users who develop proficiency, the GlobalPC offers an advanced interface that is very similar to Microsoft's Windows. This interface also allows parents to feel comfortable that children are learning the computer literacy skills necessary for the high-tech workplace.

     The bundled office productivity suite includes a word processor, spreadsheet, database, graphics program and personal finance. Each application offers four levels of usability, enabling the user to grow their skills at their own pace. For example, the word processor scales from a simple text editor to a full desktop publishing application. Additionally, each application has file import and export support for Microsoft Office. This will allow users to share files with other PC owners via e-mail attachment or floppy disk. Users can take files from work or school where they may be using a PC running Windows or other software, make changes on their GlobalPC, save and take them back.

MyTurn.com Online Services

     MyTurn.com's focus is developing and growing its online business. As a result of selling GlobalPC hardware which is "hard coded" to achieve Internet access through MyTurn's portal, MyTurn.com expects to acquire subscribers for MyTurn.com's portal services. Specialized web browser and e-mail software coupled with account management and access software provide the client side of the MyTurn.com online offering.

     MyTurn.com's portal is powered by Inktomi Corp.'s suite of portal services pursuant to a portal services agreement. Inktomi's suite of portal services are designed to give users the most comprehensive data on the Internet. Inktomi's suite of portal services is highly integrated, delivering comprehensive and highly accurate Internet results, an intuitive topic-based Web guide, and access to hundreds of merchants and millions of products, with product and price comparisons and expert recommendations. We believe that Inktomi's search, directory and commerce technologies will enable our subscribers to easily and quickly locate the sites on the World Wide Web which meet their search and shopping needs.

     Users will automatically be taken through a Internet service registration process when they first click on the MyTurn.com online button. The system will dial an 800 number and download local access numbers transparently. Sign up and log in details will be handled automatically for the user. While access to MyTurn.com's portal will be through standard Internet protocols, MyTurn.com has created a number of innovative features that improve the entire Internet experience, especially for first time users.

     MyTurn.com's focus on ease-of-use will continue with the online service, allowing users to quickly take advantage of the Internet's resources such as news, weather and sports through MyTurn.com's contractual affiliation with CNN. For example, web searching has always been a trial and error process. MyTurn.com is developing an enhanced front end to traditional search engines to allow users to find and quickly access useful websites. Additionally, a general tutorial on the Internet will help users find the most useful sites on topics such as health, family, finance and job opportunities to name a few.

     Through this site, a sense of MyTurn.com community will be created. This will be accomplished through sections such as to "how to get maximum use from the capabilities of your MyTurn.com system", tutorials on accessing the Internet and other topics of interest to our customer segment. We expect to sponsor discussion groups with other MyTurn.com users along with scheduled chat rooms that will focus on a particular topic or theme. Additionally, there will be access to technical support with FAQ's, software updates, fixes and solutions.

     MyTurn.com's Web-Site is hosted by Digex, Inc., which provides MyTurn.com's Web- Site with rapid scalability, security, system backup and monitoring and support 24 hours a day, seven days a week.

Local Point of Presence Strategy

     While MyTurn.com's Portal will appear as the online service and Internet access provider to the consumer, MyTurn.com will partner with an established network infrastructure company to provide local points of presence. MyTurn.com is currently conducting preliminary negotiations with appropriate partners. MyTurn.com cannot assure it will enter into agreements with any of these companies, or if it does it cannot assure it will be on terms as favorable as MyTurn.com would like. MyTurn.com expects to receive a percentage of the monthly Internet access service fee charged to subscribers.

E-Commerce

     MyTurn.com's portal provides an excellent opportunity for MyTurn.com to sell software and services to its customers. Because the GlobalPC system will run DOS software, MyTurn.com is currently negotiating with major vendors of DOS game and entertainment software to license and repackage its titles for sale as MyTurn.com approved titles to MyTurn.com customers. While some of these titles are outdated in the mainstream personal computer market, they will, in all likelihood, be new to the MyTurn.com customer base. These software titles will be sold on- line to the MyTurn.com customer base through MyTurn.com's portal. MyTurn.com has not entered into agreements with any of these vendors and it cannot assume that it will in the future. Additionally, MyTurn.com will sell GlobalPC peripheral products such as monitors, printers and carrying cases, among other things. These efforts will allow MyTurn.com to sell a wider variety of products than would be possible through its retail distribution channel. MyTurn.com will provide a royalty payment to our retailers for those products sold via the e-commerce site and traced to customers that purchased their hardware from specific retail partners.

     MyTurn.com also expects to derive revenue by providing links to other Internet e- commerce sites for products such as books, CDs and financial services, among other things.

Internet Advertising

     MyTurn.com believes that consumers will be attracted to the MyTurn.com Portal in the next several years. MyTurn.com further believes this will provide an excellent opportunity to derive advertising revenue from the site. While MyTurn.com anticipates this could represent a significant revenue stream, it cannot predict if this will ultimately prove to be successful.

Hot Buttons

     In order to maximize the value of keyboard "real estate," MyTurn.com plans to effectively "rent" space in the form of "Hot Category Buttons" that will point end users directly to a small group of sites of category-dominant e-commerce merchants. The buttons have been assigned to four categories:

o        personal finance,

o        health and information,

o        shopping, and

o        fun.

     These category buttons will each open a page that contains 4 to 5 links to dominant e- commerce partners. Assignment of these spots on our hot category page will be leased for a finite period of time, most likely in annual increments, so as to provide simple access directly to their online sites with minimum keystrokes. The category keys dedicated to this valuable source of revenue will be located where the "function keys" (F5 - F8) are normally situated on a standard keyboard.

     Certain brand leaders in their respective market niches have been identified as prospective licensees, and introductory dialogue has been initiated with some of them. MyTurn.com cannot, however, assure agreements with these companies or others will be reached. Furthermore if any of these agreements are reached, MyTurn.com cannot predict if they will prove to be successful. In addition to the annual Hot Button "rental" charges, it is anticipated that a percentage of all e-commerce transactions initiated through MyTurn.com systems will be paid to MyTurn.com in the form of standard online sales commissions.

Marketing

Positioning

     MyTurn.com plans to market the GlobalPC personal computer through:

o        television advertising,

o        print advertising,

o        online advertising and web-site marketing,

o        a broad-based public relations and promotions program,

o        direct marketing,

o        consumer products packaging,

o        extensive retail merchandising, and

o        channel marketing.

     Additionally, MyTurn.com has retained two consumer marketing companies and an advertising agency to develop strategic and targeted marketing and publicity programs for the initial launch and national rollout in the U.S.: Smith Public Relations, Inc. of Los Angeles and Planned Marketing Solutions, Inc. of Portland and the Los Angeles advertising firm of Suissa Miller Advertising.

     In addition to traditional advertising, MyTurn.com will develop "guerilla" marketing campaigns that communicate the GlobalPC's ease-of-use through a series of compelling non- traditional activities. Wild postings, outdoor and other consumer marketing techniques will be employed to make awareness of the GlobalPC and MyTurn.com universal.

     MyTurn.com plans to develop an integrated and persuasive communication strategy. Our goal is to establish the GlobalPC brand as distinct and unique from current PC offerings and to clearly articulate its revolutionary attributes of price, ease-of-use, and distribution through mass merchandisers.

Public Relations

     Public relations will play a key role in MyTurn.com achieving its sales goals. To meet these goals, MyTurn.com is preparing a highly targeted and intrusive public relations program in order to communicate the cost/value of the product, which will drive purchases as well as support the development of the GlobalPC brand. In addition, the aim of the public relations plan is to fuel the fire of media interest in "the revolution of low cost computing for the mass market" that the GlobalPC personal computer launch will ignite. Public relations efforts will be focused on the following targets:

o        families in our demographic and psychographic customer profile,

o        decision makers within school districts,

o        designated retailers,

o        technology influencers and analysts,

o        consumer and friends and family "advice givers",

o        seniors,

o        retirees, and

o        key consumer and trade media.

     The public relations program will address both the significant promise of the broad consumer market for PCs and the pent up desire of a large number of computer-less people wanting to access the Internet, send and receive e-mails, run computer applications and help educate their children. The key "media message points" differentiating MyTurn.com from all of its competitors will be:

o        ease-of-use,

o        usefulness,

o        ease of set up,

o        mass merchant availability, and

o        price.

Merchandising Strategy

     MyTurn.com, with one of its marketing consultants, is planning, designing and implementing a multi-faceted, consumer-oriented and coordinated packaging and merchandising campaign. This program is being designed to achieve optimum results through targeted retail channels. Since consumers shopping in these retail stores do not expect any significant sales help, it is very important that the packaging and point of purchase materials help complete the selling job.

Advertising Strategy

     If our five-market launch is successful, we plan a comprehensive television and printadvertising campaign to roll out the GlobalPC personal computer nationwide in the fall of 2000. This campaign, integrated with a major public relations effort and a dynamic merchandising program, is designed to achieve consumer awareness and market success. The current advertising positioning targets the largest portion of the U.S. population that continues to sit on the sidelines, waiting for the computer industry to address their concerns. The advertising campaign highlights the fact that the industry has failed to address consumer needs until now. The GlobalPC is touted as "The Computer You've Been Waiting For."(TM)

Product Roll Out

     MyTurn.com plans to introduce its product in five markets in the summer of 2000. Indianapolis, Tampa, Minneapolis and Portland were selected based on traditional packaged goods test market criteria. Also, New York City will provide a major public relations opportunity that we believe may be extended on a national basis. The five-market rollout will enable MyTurn.com to refine its positioning and messages prior to the national launch and will create a media "buzz" about the product in the months leading up to the national product launch.

     In order to test optimal advertising spending levels as well as to measure consumer demand for its product, MyTurn.com will test varying media spending levels in the test markets.

Sales and Distribution Strategy

     MyTurn.com intends to put GlobalPC personal computers into major and secondary mass retailers by addressing each of the issues that have caused PCs to lose mass distribution. From the consumer's perspective, these issues include an expectation of high prices, technical intimidation and fear or obsolescence. From the mass retailers' perspective, these issues include inventory risks resulting from high prices, low margins, complexity and rapid obsolescence. Instead of hundreds of products, add-ons and programs, MyTurn.com will offer one computer and three to four peripherals. All of MyTurn.com's price points will be under $300. The ease-of- use and ease of set up, useful bundled software applications, packaging, merchandising, and marketing campaign will eliminate the need for dedicated salespeople to sell our product.

     MyTurn.com's primary target customer shops at these retail locations frequently as opposed to the computer super stores and office supply warehouse locations. This makes the GlobalPC product a natural fit for these merchants. These retailers would like to capture a portion of the multi-billion dollar PC market. To support these retailers, MyTurn.com is designing a mass market - mass retail product and program from the ground up. Advertising, packaging, merchandising and public relations are all being developed to specifically support the mass retailer.

Sales Plan

     MyTurn.com is currently exploring the engagement of manufacturers' representative organizations to serve as its primary sales force for 2000. These independent third party contractors have long-standing top-level relationships with all the major target accounts and they offer the fastest method of getting in front of the key decision-makers at each account. We believe that these local representatives have the ability to move our product presentation quickly from the buyer level through to senior management at each of our key target accounts. MyTurn.com expects to compensate manufacturers' representatives on a variable commission basis of a few percentage points of net product shipments; their financial remuneration and industry reputations will be tied directly to MyTurn.com's market success. MyTurn.com cannot assure that arrangements with these manufacturer's representative organizations will be secured.

Distribution Plan

         The primary method of distribution to MyTurn.com's target customer base will be through the mass merchant channel. The mass merchant channel consists of large, multi-outlet, regional and national retailers such as Wal-Mart, Target, K-Mart, Sears, Meyer, Toys R Us,

Montgomery Wards, Ames, Hills, Bradlee's, and Fred Meyer. In addition to mass merchants, GlobalPC's will be sold in electronic superstores like Best Buy and the electronic mall stores like Babbages and Electronics Boutique. Currently, MyTurn.com has no agreements with these companies or other retailers. Although it expects to receive purchase orders from certain of these companies starting in the summer of 2000 in connection with its market roll out and after that, no assurance can be given that this will happen.

     Some of these accounts represent a very non-traditional method of bringing computing solutions to mass consumers. The MyTurn.com target customer has echoed a serious level of frustration in trying to purchase a computer from the more traditional super stores like CompUSA and Circuit City. While these remain as possible account targets for MyTurn.com, they will not be at the forefront of our launch strategy. The GlobalPC personal computer will be positioned where our customers already shop. It is believed that a vast portion of the U.S. population visit Wal-Mart and K-MART several times per month. This high traffic, high visibility environment is perfectly suited for the consumer positioning that defines MyTurn.com.

     The GlobalPC, as a low priced solution that is easy to use will also open secondary targets for MyTurn.com. Wholesale Clubs such as Sam's Club, Costco and B.J.'s will be involved as the GlobalPC reaches a higher level of consumer penetration. MyTurn.com will market specific bundles to this channel in order to protect the perceived value of the product.

     An entirely different channel is also open to MyTurn.com. MyTurn.com has targeted on air shopping channels and the infomercial circuit with accounts like QVC and Home Shopping Network. Both have expressed high interest in helping MyTurn.com introduce this product, although no agreement with either has been reached, nor can we assure that we will enter into an agreement with any of them. The significant value in this channel is in the television exposure.
MyTurn.com is exploring the possibility of running infomercials that will generate excitement about the GlobalPC in its consumer target. The real value will be in the heavy exposure and targeted selling message toward our customer base. For every person that decides to purchase off the air, we will educate a multitude that will have the option to purchase in the retail environment. This television coverage will be a cost-effective and powerful complement to our own advertising campaign.

Channel Marketing

     MyTurn.com will support its retail environment with a highly targeted channel marketing effort. Market development funds will be accrued as a percentage of revenues and these funds will be made available to MyTurn.com's major retailers under the MyTurn.com Co-op and Market Development Fund programs. The funds will used to support several different programs, such as point of purchase displays, merchandising and training support.

     Several different "point of purchase" displays will be available to MyTurn.com's key accounts. They include: a "flip book" display that provides valuable consumer information; a "video" display that provides a continuous loop presentation of the MyTurn.com experience; a "demo unit" display that includes a product mockup with a self-running demonstration of the product itself. Each of these display concepts will be tested during the rollout phase to determine which are best suited to which accounts and thus enable MyTurn.com to fine tune its display strategy.

     In-store merchandising efforts and training will be employed for building consumer awareness. These efforts will include store visits by outsource merchandisers to install additional point of purchase materials, such as shelf-talkers, posters and brochures and ensure full compliance with MyTurn.com's end-cap and display programs. In-store merchandisers will also provide front line training to the store personnel.

     Training  will  also be made  available  in the form of  videotapes,  sales brochures and MyTurn.com's own extranet. This extranet will make training materials, advertising materials, quizzes, promotions and other support materials available to our retailers through a password protected web site. All of these materials will be used to enhance the sales knowledge of our retail store personnel and make it easy for the retailers to develop their own "MyTurn.com approved" marketing activities.

International Strategy

     MyTurn.com plans to expand into international markets following a successful launch in the United States. Home PC penetration is much lower in most other countries than in the United States. MyTurn.com expects price elasticity to be even greater in international markets where disposable income is lower. Also, while most of the same purchase criteria apply like ease-of-use, price and availability, the worldwide ownership of home PC's is far below that of the U. S. home PC market.

     To achieve its international business goals, MyTurn.com will pursue strategic partnerships to enter markets quickly and efficiently, while building a consistent global brand identity that will exploit economies of scale but be locally implemented. By entering into strategic marketing and equity partnerships with leading consumer-marketing companies in each international market, MyTurn.com will be able to select and access opportunities to quickly become a leading "consumer" PC globally. We cannot assure that we will enter into these strategic partnerships and if we do, we cannot predict if they will be successful.

     MyTurn.com will focus initially on three major geographic targets in its international marketing efforts:

o mature/established English language markets with appropriate parallel distribution channels and infrastructure, such as Canada, Australia and the United Kingdom,

o key growth markets, such as the other western European countries, Japan and Latin American countries, and,

o    emerging and developing markets, such as China and India.

     In order to prepare the software platform and applications for these markets, MyTurn.com will, in parallel with market development and partnering activities, engage the services of software and Internet localization outsource companies for the European and Far East markets. The software localization efforts are expected to commence in late fourth quarter of 2000 with a Spanish language suite, including appropriate variations for Mexico, Spain and South American countries. In the second quarter of 2001, MyTurn.com plans to develop systems for certain Asian markets based on its double byte character scheme feature which is already incorporated in the GEOS operating system.

     As noted, our timing of our foreign marketing efforts hinge on the success of the launch of our GlobalPC product in the United States. Therefore, the timing of international operations could be delayed or suspended if we do not meet our domestic marketing goals are not met or are met over a longer time period than we anticipate.

Intellectual Property Rights and Licenses

     MyTurn.com's GlobalPC system and operating and application software are based on internally developed and owned technology, software licensed from third parties, and enhancements to certain third party software which is permitted under MyTurn.com's licenses for such technology. MyTurn.com's technology is not patented, nor has MyTurn.com obtained or applied for, copyright registration for its software. The configuration and specifications of our products and integration, bundling or embedding of the technology which comprises our products are protected as a trade secret.

     MyTurn.com relies substantially on its Technology License Agreement with Geoworks Corporation for a non-transferable license for the GEOS operating software embedded in GlobalPC personal computer. This license is for a term expiring on December 31, 2004 but may be renewed for at least one year terms on mutually agreeable terms if MyTurn.com meets certain royalty payment thresholds. Also, the license for the GEOS software, specifically for use in personal computers like the GlobalPC Device, will be exclusive to MyTurn.com so long as MyTurn.com maintains certain royalty payment and other performance thresholds. MyTurn.com cannot assure it will be able to meet the thresholds and perform its obligations to obtain and maintain exclusivity or even to keep the license.

     If MyTurn.com loses the license for the GEOS software, it will be unable to manufacture or sell the GlobalPC Device. If MyTurn.com loses the exclusive right to use GEOS software in GlobalPC Devices, it could face intense competition from substantially the same type of products which could contain the GEOS software.

     MyTurn.com also has a non-transferable, exclusive sublicense from NewDeal, Inc., also a Geoworks licensee, for the GEOS operating system for use in hard disk or other non-solid state mass storage devices. The sublicense does not cover certain markets which MyTurn.com believes will not meaningfully compete with MyTurn.com. The sublicense is for a term expiring on December 31, 2003, but may be renewed for successive one-year terms if certain conditions for exclusivity are met. The sublicense will be exclusive so long as MyTurn.com maintains certain royalty payments and other performance thresholds. MyTurn.com cannot assure it will be able to meet the thresholds of, and perform its obligations under, the sublicense, or maintain the exclusivity of, or even keep the sublicense. The sublicense is also subject to the license between Geoworks and that third party being in effect during the term of the sublicense. If MyTurn.com were for some reason to lose the sublicense, the roll out of the GlobalPC Device could be delayed until approximately the end of 2000. This estimated delay would be related to the time necessary to develop a solid-state product which would bypass the NewDeal sublicense and rather fall under MyTurn.com's existing license directly with Geoworks.

     MyTurn.com requires that every employee and consultant sign an agreement of non- disclosure and assignment of development rights. MyTurn.com believes the complexity and total technology integration of MyTurn.com's products best protects its trade secrets. MyTurn.com cannot assure that the intellectual property and contractual rights on which it relies to protect its intellectual property and confidential and proprietary information will provide it with meaningful protections.

     Additionally, MyTurn.com cannot assure that it will continue to maintain or renew its existing application software licenses. In such case, MyTurn.com may have to change certain software applications contained in the GlobalPC and in its Web-Site. This may adversely effect the competitive advantage of MyTurn.com's products, which ultimately could have a material adverse effect on its business and prospects.

OEM Strategy and Business Development

     The primary hardware product is designed to take full advantage of the advances in the Internet and to provide OEM partners and suppliers the opportunity to share in the downstream revenue from the e-commerce that the GlobalPC system and the MyTurn.com Web portal is expected to generate.

     A key feature is the inclusion of four "hot button" keys on the GlobalPC keyboard dedicated to direct Internet access. These keys will be licensed to the major e-commerce players, and will thus point the new users directly to these sites. See Item 1 - "Business-Products and Services - Hot Buttons."

OEM Products

     The GlobalPC product suite of MyTurn.com includes two separate systems internally referred to as the "Classic" and the "Solid-state", both with a set of four hard-wired web buttons per system that point to pre-configured web sites and/or portals, and the MyTurn.com portal program. It is expected that a major share of MyTurn.com revenue and the ongoing revenue stream potential for OEM partners will be generated through the use of the hard-wired buttons and the MyTurn.com portal. See Item 1 "Business-Products and Services - MyTurn.com Online Services."

OEM Target Customers

     The scope of potential OEM customers for MyTurn.com comes from the following traditional business sectors:

o        Consumer Electronics.

o        Traditional PC vendors.

o        Cable  TV operators.

o        Set top box/cable providers.

o        Telecommunications companies.

o        Wireless telecommunications companies.

Competition

     MyTurn.com's portal is not alone in pursuing the large untapped potential of U.S. homes that are not connected to the Internet. America Online and other major ISPs have initiatives underway to attack this market. These competing services have two vehicles for expanding their home subscriber base:

o        low cost Windows-based PCs, and

o        Internet appliances.

These devices are competitive with the GlobalPC and MyTurn.com's portal. However, the market is very large - as many as 60 million homes - and for the reasons outlined below, MyTurn.com believes it has an attractive product offering for new users and it will be in the forefront of new subscriber acquisition.

Low Cost PCs

     In the near term, MyTurn.com expects that leading and established technology and telecommunication companies will primarily acquire customers in MyTurn.com's target market through bundling operating and application software with low cost PCs. While sub-$1000 PCs are primarily selling to existing PC owners who are upgrading, some new market penetration is occurring.

     We believe GlobalPC has four significant competitive advantages over traditional PCs in selling to the non-PC household:

o        ease-of-use,

o        price,

o        distribution outlets and

o        reliability.

     The market targeted by the GlobalPC is mainly comprised of very price sensitive consumers and price advantage is a competitive edge. A significant factor driving the GlobalPC price advantage is that the license fees we pay for the operating system and any bundled office applications and the microprocessor
- which accounts for a substantial cost in manufacturing and selling lower priced personal computers - is not significant. In sub- $500 PCs these license fees tend to be one of the largest cost-of-goods-sold item. MyTurn.com licenses the Geoworks GEOS operating system and productivity suite exclusively for use in personal computers like the GlobalPC devices at a relatively low cost. MyTurn.com has made or acquired significant improvements to this operating system. The performance of the GEOS software as enhanced by MyTurn.com software drives the second price advantage. We believe this operating system is much more efficient than those of our competitors, allowing us to use a less expensive microprocessor and less random access memory than our competitors do, yet deliver higher performance to the consumer. See Item 1 "Business-Intellectual Property."

     Distribution is another significant advantage MyTurn.com will have in signing up new subscribers. The highly competitive PC hardware business has led to narrow retail margins for over $1000 PCs. The margins are even thinner in the sub-$500 category. As a result, most mass retailers are not carrying PCs in their outlets. For example Wal-Mart only carries PCs in about one-quarter of its stores. However, through the cost advantages outlined above, MyTurn.com will sell its unit to retailers at a cost which will allow the retailers a much more meaningful mark- up. See Item 1- "Business-Sales and Distribution Strategy."

Internet Appliances

     While traditional PCs are not in many of the stores where our target customer shops, a new class of devices called Internet Appliances might prove to be more significant competition. From WebTV to Internet phones, manufacturers and service providers have a number of initiatives to bring Internet access to consumers through a variety of new devices. While MyTurn.com believes that these devices will meet with a certain measure of success, we believe they will not significantly curtail MyTurn.com's success in the market segments MyTurn.com is targeting. One of MyTurn.com's major advantages over traditional PCs - ease of use - is diminished with this category, but the PC functionality becomes a major competitive advantage. Current Internet appliance designs do not provide local productivity software (i.e. word processor, spreadsheet, etc). In homes with school age children, productivity software is essential. For example, students need to create papers and reports with the information they glean from the Internet, including e-mail messages containing file attachments which otherwise could not be opened or read.

     Internet appliances also have a significant marketing communications challenge. It is difficult and expensive to educate the consumer on an entirely new device category. MyTurn.com is able to leverage nearly 20 years of product awareness and pent-up demand for personal computers. Personal computers and their benefits are well understood by the target market.

     Finally, most Internet appliances offer no additional software. Since the GlobalPC can easily run DOS titles, MyTurn.com expects to offer hundreds of after-market games and educational titles to its customers over time. This large library of DOS titles creates incremental revenue opportunities for MyTurn.com and a more compelling value proposition for the consumer. We cannot predict how many of DOS titles we will offer nor the timing as to when they will be available.

General Competitive Factors

     It is important to note that many of our competitors have much greater name recognition and financial resources than we do. Our product offerings in each of our product categories are also relatively small compared to the wide variety of products offered by many other Internet service providers and hardware and software manufacturers. There can be no assurance that our business and results of operations will not be affected materially by market conditions and competition in the future.

     Many of the our current and potential competitors in all of our markets have longer operating histories, larger customer bases, and significantly greater financial, marketing, technical and other resources than we do. Furthermore, some of these competitors enjoy greater brand recognition than we do. In addition, certain of our competition may be acquired by, receive investments from, or enter into, other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. We cannot assure you that we will be able to compete successfully against current and future competitors.

Technical Support

     Initially, technical support is being outsourced to an experienced third party technical support vendor, National Service Center L.L.C.. NSC was selected for their vast experience supporting modem products for 3Com and will provide MyTurn.com with up-to-date systems to manage response times, call loads, problem and knowledge bases. NSC will provide technical support services via telephone and e-mail, process product warranty registrations, and provide assistance in maintaining the technical support area of our portal with up-to-date information. MyTurn.com expects its technical support to be fully operational by the end of April 2000 to support the initial market roll out of the GlobalPC. The MyTurn.com user will be able to access technical support through the MyTurn.com network, e-mail or a toll free telephone number. It is currently planned that under the agreement with NSC customer care technicians will be available on a 24 hours/seven days a week basis. The agreement with NSC is for one year with successive one-year extensions unless either party notifies the other of its intention not to renew the agreement 60 days for the initial or any renewal term. The agreement may also by terminated by

NSC during any renewal term upon 30 days notice for any reason. Additionally, each party may terminate this agreement if the other breaches it and it is not cured as provided in the agreement. NSC's compensation under the agreement is based on time spent on certain services and volume of certain services.

Operations, Manufacturing and Facilities

     Our underlying operational strategy is to utilize outsource services where possible and where it makes economic and business sense. This variable cost strategy allows MyTurn.com to leverage specific and specialized expertise in these areas, and to concentrate MyTurn.com's resources on the development and marketing of our products. MyTurn.com intends to utilize turnkey contract manufacturers to source sub-components and manufacture finished product to our specifications. MyTurn.com will provide overall production planning and manufacturing logistical coordination. While MyTurn.com will leverage our manufacturing partners' component buying power, MyTurn.com will also assist in the procurement of long lead-time and specialty components.

     MyTurn.com intends to partner with existing suppliers of certain peripheral products who will OEM their existing products to MyTurn.com. These products will undergo minimal cosmetic modifications to MyTurn.com specifications. Certain products, although packaged under the GlobalPC or brand name, may be co-branded where it is felt that positive brand image transfer will enhance MyTurn.com's market position and acceptance.

     MyTurn.com maintains a central design and development facility located at its headquarters in Alameda, California. The bulk of system manufacturing will be handled by manufacturing partners located in the U.S. as well as partners in Asia. MyTurn.com is currently negotiating relationships with manufacturing partners, but no agreements have been reached.

     Our  GlobalPC  product  will  be  manufactured  for  us  by a  third  party manufacturer against purchase orders, under general terms of a 36 month agreement which is renewable for additional one year terms upon mutual agreement. An initial purchase order has been proposed for 100,000 units deliverable over a 20 week span commencing in May 2000. The purchase order is yet to be accepted by the manufacturer which is a condition to its effectiveness. Additionally, the purchase order is conditioned upon MyTurn.com obtaining a letter of credit of $100,000,000 by April 25, 2000 on terms satisfactory to MyTurn.com to secure payment of this and future purchase orders. No assurance can be given that the purchase order will be accepted by the manufacturer such a letter of credit will be available to MyTurn.com on a timely basis or at all. If such a letter of credit is not obtained, the purchase order is null and void. We believe that if we lose such manufacturer for any reason and have to secure another manufacturer, which we believe will be readily available, to manufacture the GlobalPC Device to our specifications, we could experience a delay of approximately 90 days in replenishing inventory. If inventory levels are low, this could delay the filling of orders. This in turn, could erode customer and relationships and confidence, and cause us to lose customers and orders from customers.

Currently MyTurn.com does not have any orders for the GlobalPC, although it has received indications of interest. MyTurn.com cannot assure these indications of interest will become orders or that it will obtain orders from any other sources.

Employees and Consultants

     MyTurn.com and its operating subsidiary currently have 45 employees in the following departments: Software Development, Hardware Development, Marketing, Sales, Business Development, Operations, Finance and Administration.

     We believe that our relationship with our employees and consultants is satisfactory.

Certain Risks Relating to the Implementation of MyTurn.com's Business Plan.

     Our success is based on our ability to implement our business plan described throughout Item 1 - "Business" above.

     As noted in the "History and Recent Developments" section above, until January 1999, we were engaged primarily in the business of designing, developing, licensing, installing and servicing computer application software systems for law enforcement and public safety agencies, and in January 1999 we commenced our e.TV Business of selling Internet, e-commerce, and telecommunications products and services through a referral network marketing system of independent representatives. In July, 1999 we sold the public safety software business, closed our network marketing sales activities and assigned our rights to receive long distance revenues from UniDial to an unaffiliated third party. As also noted above, we are currently developing and marketing the GlobalPC which we expect to roll out in the summer of 2000. However we have no operating history with respect to the development and sale of the GlobalPC on which to base an evaluation of our business and prospects.

     Our prospects in the business of developing and selling the GlobalPC and related products and services must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new line of business, particularly companies in new and rapidly evolving markets such as development and the sale of high technology and telecommunications products and services, and online e-commerce. To address these risks and uncertainties, we must, among other things:

 o         enhance our brand-name recognition for the GlobalPC,

 o establish and maintain active business relationships with mass merchandise retailers and obtain significant orders from them regularly,

 o implement and execute our business plan and marketing strategy successfully,

 o continue to develop, upgrade and enhance our technology and information-processing systems,

 o maintain current and acquire new licenses for technology from third parties,

 o         provide superior customer service,

 o         respond to competitive developments,

 o         protect our intellectual property rights, and

 o raise adequate capital to fund initial manufacture of the GlobalPC, to fund marketing activities, and to hire employees and engage consultants.

There can be no assurance that we will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

     Additionally, we believe that our growth and our achieving profitability will depend in large part on our ability to:

o         gain retailer and user acceptance of the GlobalPC,

o obtain significant orders from mass merchandise retailers for the GlobalPC,

o establish a market for the GlobalPC and then increase our market share, and

o provide our customers with superior Internet services and on-line commerce experiences through the use of the GlobalPC.

Item 2.           Description of Property

     MyTurn.com's executive offices are located at 960 Atlantic Avenue, Alameda, California where it currently subleases approximately 9,350 square feet of space from Geoworks. The premises are held pursuant to a sublease that expires on April 30, 2000 and provides for a base monthly rental of approximately $18,700. The sublease provides that MyTurn.com and Geoworks may renew the sublease on a month-to-month basis by mutual agreement, however MyTurn.com has signed a new sublease with TCSI Corporation for a larger facility and anticipates moving by April 15, 2000. The new space is located at 1080 Marina Village Parkway, Alameda, California and includes 18,463 square feet. The lease term is 4 1/2 years at a base rent of $55,389 per month.

     MyTurn.com also leases 2,258 square feet of administrative office space at 333 North First Street, Jacksonville, Florida. The lease for this office space is for five years which expires in March 2005. The base annual rent for this space is $48,766.

     Additionally, MyTurn.com is under a lease agreement for office space it previously occupied in Cedarhurst, New York. Although MyTurn.com is no longer using this space, the lease does not expire until September 30, 2001. MyTurn.com has sublet the majority of space to an unaffiliated third party. The remaining obligation to the Company under this lease, including the subtenants' allocation, is $55,534.00.

     MyTurn.com believes that its premises are adequate for its needs for the foreseeable future.

Item 3.           Legal Proceedings

     None.

Item 4.           Submission of Matters to a Vote of Security Holders

     At MyTurn.com's annual meeting of stockholders held on January 20, 2000, the stockholders of MyTurn.com

o        elected R.E. (Teddy) Turner, IV and Louis Libin as Class III Directors,

o approved an amendment to the 1996 Stock Option Plan (the "Plan") to increase the number of Common Shares issuable under the Plan to 10,000,000 Common Shares,

o approved an amendment to the Certificate of Incorporation to change the corporate name to MyTurn.com, Inc.,

o approved an amendment to the Certificate of Incorporation to increase the number of authorized Common Stock to 60,000,000 shares, and

o approved and ratified the appointment of PricewaterhouseCoopers, LLP as MyTurn.com's independent auditors for the year ended December 31, 1999.

         The number of votes with regard to the foregoing was as follows:

o         Election of Directors

                                                              Voted for         Vote Withheld in
Nominee                                                       Election          Vote for Election
-------                                                       --------          -----------------

R.E. (Teddy) Turner, IV        Class III Director            4,918,449               27,121
Louis Libin                    Class III Director            4,918,449               27,121

o Approval of Amendment to 1996 Stock Option Plan to Increase Number of Common Shares Issuable Under the Plan.

For: 2,717,154                     Against: 191,340           Abstain:   23,100

o Approval of Amendment to Certificate of Incorporation to Change Corporate Name to MyTurn.com, Inc.

For: 4,912,753                     Against: 5,040             Abstain: 27,777


o Approval of Amendment to Certificate of Incorporation to Increase Number of Authorized Shares of Common Stock to 60,000,000.

For: 4,767,363                     Against: 159,357           Abstain: 18,850


o Approval and Ratification of PricewaterhouseCoopers LLP as Independent Auditors for the Year Ended December 31, 1999.

For: 4,919,460                     Against: 9,285             Abstain: 16,825

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
           Matters

Market Information

     Upon completion of the Company's IPO on June 10, 1997, the Company's Common Shares began trading under the symbol "CODI" on the Nasdaq SmallCap Market. On March 5, 1999, the Company changed its symbol to "ETVC." On November 26, 1999, the Company changed its symbol to "MYTN", and on January 21, 2000 the Company changed its name to MyTurn.com, Inc. See Item 4 - "Submission of Matters to a
Vote of Security Holders." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Company's Common Shares as furnished by The Nasdaq Stock Market, Inc. The quotations set forth below reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

1998                                                    High       Low



         First Quarter  .............................$  9.75      $ 5.81
         Second Quarter .............................$ 15.13      $ 4.50
         Third Quarter  .............................$  6.25      $ 1.00
         Fourth Quarter .............................$  6.50      $ 1.13


1999                                                    High       Low

         First Quarter...............................$ 11.19      $ 2.56
         Second Quarter..............................$  7.25      $ 2.06
         Third Quarter.............................. $  5.50      $ 1.94
         Fourth Quarter............................. $  7.00      $ 2.00

     On June 8, 1999, the Company's stock began trading on the Berlin Stock Exchange and the Frankfurt Stock Exchange under the Symbol "CUD". The following table sets forth, for the periods indicated, the range of high and low bid prices of MyTurn.com's shares as furnished by Dow Jones & Company, Inc.

1999                                                    High       Low

         Berlin Stock Exchange
         ---------------------
         Second Quarter (1)..........................$  6.80      $ 4.20
         Third Quarter ..............................$  5.20      $ 2.00
         Fourth Quarter .............................$  7.40      $ 1.90

         Frankfurt Stock Exchange
         ------------------------
         Second Quarter (1) .........................$  6.20      $ 4.20
         Third Quarter...............................$  5.20      $ 2.00
         Fourth Quarter..............................$  7.20      $ 1.80
 -----------
(1)      Commencing on June 8, 1999

Holders

     The Company has been advised by its transfer agent (American Stock Transfer & Trust Co.) that the approximate number of record holders of the Common Shares as of February 29, 2000 was 123.

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

Recent Sales of Unregistered Securities

     In addition to the sales of unregistered securities disclosed in MyTurn.com's Quarterly Reports on Form 10-QSB for the periods ended March 31, June 30 and September, 1999, MyTurn.com sold the following unregistered securities during the period covered by this report.

     In May 1999 MyTurn.com issued to Union Atlantic LC warrants to purchase 30,000 Common Shares at an exercise price of $5.22 per share which vest at the rate of 5,000 Common Shares per month starting in June 1999 and are exercisable for a three-year period expiring on May 31, 2002. The warrants were issued pursuant to a consulting agreement relating to corporate finance advisory services.

     In October 1999, MyTurn.com issued 25,000 Common Shares to Harvey Weinstein pursuant to a settlement agreement in connection with the action encaptioned Rugby National Corp., Harvey Weinstein and Credomaka Corp. v. Compu-DAWN, Inc.,
--------------------------------------------------------------------------------
Rugby Acquisition Corp. and Mark Honigsfeld.
--------------------------------------------

     In November 1999 MyTurn.com issued 50,000 Common Shares to its corporate counsel in connection with services rendered.

     In November 1999, MyTurn.com issued to eight designees of Joseph Charles & Associates, Inc. warrants to purchase an aggregate of 60,000 Common Shares at an exercise price of $1.50 per share, vesting upon the date of issuance and exercisable for five years. These warrants were issued pursuant to an investment banking agreement.

     On December 16, 1999, MyTurn.com issued 500 Common Shares to a holder of a Bridge Warrant. The resale of such Common Shares is covered by MyTurn.com's Post Effective Amendment No. 1 to Registration Statement on Form SB-2 on Form S-3, which was declared effective by the SEC on June 21, 1999.

     In December 1999, MyTurn.com issued to Geoworks Corporation warrants to purchase 250,000 Common Shares at an exercise price of $4.50 per share, in cash or pursuant to a net issue exercise, vesting on the date of issuance and exercisable for five years. These warrants were issued pursuant to a license agreement for the GEOS operating system. See Item 1 - "Business - Intellectual Property."

     The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. MyTurn.com determined that the persons who were issued the above securities were sophisticated investors. Such issuances of securities were without the use of an underwriter, and the certificates evidencing such securities bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

     In December 1999, MyTurn.com issued an aggregate of 740,000 Common Shares at a price of $1.375 per share to nine persons who MyTurn.com determined were accredited investors within the meaning of Rule 501(a) promulgated under the Securities Act.

     This transaction was a private transaction not including a public offering and was exempt from the registration provisions of the Securities Act. MyTurn.com determined that the investors in this offering were sophisticated. This offering was undertaken through MyTurn.com's placement agent Hornblower & Weeks, Inc. The certificates representing the Common Shares issued in this private placement bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

Item 6.           Management's Discussion and Analysis or Plan of Operation

     The following management discussion and analysis of MyTurn.com's financial
condition  and  results  of  operations   should  be  read  in  connection  with
MyTurn.com's Consolidated Financial Statements and notes thereto, included in this Annual Report on Form 10-KSB starting on page F-1.

Introduction

     MyTurn.com was incorporated in the State of New York on March 31, 1983 under the name Coastal Computer Systems, Inc. On October 18, 1996, MyTurn.com was reincorporated in the State of Delaware under the name Compu-DAWN, Inc. In an effort to more directly identify the organization with its new vision, the corporate name was changed to MyTurn.com, Inc. on January 21, 2000.

     During the first two quarters of fiscal 1999, MyTurn.com was engaged in two separate lines of business. In one, MyTurn.com engaged in the designing, developing, licensing, installing and servicing of computer software products and systems predominantly for public safety and law enforcement agencies. In its other line of business, MyTurn.com, through its wholly owned subsidiary e.TV, operated in the Internet, e-commerce and telecommunications business marketing products and services primarily using a relationship-based, referral marketing organization of independent representatives.

     In May 1999, MyTurn.com decided to divest itself of its public safety software business. On July 2, 1999, MyTurn.com consummated the sale of the public safety software business division to an unaffiliated third party. In the transaction, MyTurn.com received $500,000 in cash, and is entitled to receive quarterly software royalty payments ranging from 6.25% to 10% from future sales of products containing MyTurn.com's technology or to former customers of MyTurn.com's public safety software business. The royalty is based on the funds actually received by the public safety software business buyer from those orders it receives during the five years subsequent to the closing of the sale. To date, royalty payments have been inconsequential.

     On June 29, 1999, MyTurn.com discontinued its relationship-based, referral marketing operations, e.TV. This decision was made after MyTurn.com determined, among other things, that e.TV would not meet its revenue projections in 1999. Additionally, it was determined that a substantial capital infusion would have been required to sustain the business at current levels and to have been able to achieve future growth. Even with a substantial capital infusion, the growth in e.TV's revenues would not have been assured in the short or long term.

     In July 1999, MyTurn.com sold its independent representative database and assigned its UniDial Communications, Inc. ("UniDial") long distance business to another network marketer of telecommunication products for $250,000 in cash.

     On July 30, 1999 MyTurn.com signed an asset purchase agreement pursuant to which MyTurn.com, through its wholly owned subsidiary GPC Acquisition Corp., agreed to acquire substantially all tangible and intangible assets of Global PC, Inc. of Alameda, California. Global PC, Inc. had developed enhancements to GEOS, a simplified, user friendly, low cost computer operating system owned by Geoworks, Inc. The GlobalPC technology, the GEOS software and other software, offers a complete hardware and integrated software solution including the operating system and a set of applications such as: an Internet browser, e-mail capabilities, word processing, spreadsheet functionality and gaming. The GEOS operating software is to be embedded in a low cost "easy to use" GlobalPC personal computer, along with the application software developed by Global PC, Inc.

     On December 22, 1999, MyTurn.com and GPC Acquisition Corp. closed the Global PC, Inc. asset acquisition. Contemporaneously, MyTurn.com entered into a Technology License Agreement with Geoworks for a non-transferable license for the GEOS operating software embedded in the GlobalPC personal computer. See Item 1 - "Business - Intellectual Property Rights and Licenses."

     MyTurn.com plans to continue to recruit, train and maintain an experienced team of software and hardware engineers to support the development of its expected GlobalPC business. This development team will be largely responsible for any future modifications, enhancements and/or changes to the operating system. The "team" will also focus on the following major areas:

o        ease-of-use,

o        the online service and Internet access,

o        performance, and

o        software integration compatibility.

     In the near-term, MyTurn.com intends to manufacture a limited number of GlobalPC Devices to be sold on a direct basis to consumers through its Internet site commencing second quarter of 2000. MyTurn.com's long-term objective is to be a sublicensor of the GEOS operating system and hardware reference designs with its integrated suite of productivity applications to national brand-name consumer-oriented hardware manufacturers. Currently, no such relationship is in place. Accordingly, in order to meet the anticipated first quarter 2000 direct sales and second quarter retail sales demand, MyTurn.com is outsourcing its manufacturing efforts on a contract basis to an unaffiliated third party. See
Item 1 - "Business - Operations, Manufacturing and Facilities."

     The GlobalPC asset acquisition provides MyTurn.com with the opportunity to generate revenue from five key areas:

o Monthly online subscription fees - Internet subscription revenue bundled with the sale of the GlobalPC appliance.

o        Banner advertising - the sale of advertising.

o Keyboard real estate "Hot-Buttons" sales - MyTurn.com will have a unique opportunity to sell individual keys on its proprietary PC keyboard to category specific vendors. These "Hot-Buttons" will immediately launch the user to that vendor's web site.

o License royalties - revenue derived from potential manufacturing partners who will manufacture the GlobalPC product on an OEM basis.

o Residuals from online shopping - as a full service Internet Service provider, MyTurn.com intends to seek residual commissions and overrides associated with third-party online e- commerce sales transacted through its portal.

o Aftermarket sales - MyTurn.com intends to sell comparable aftermarket hardware and software through its portal.

See Item 1 - "Business - Products and Services."

     In consideration for the assets and the assumption of certain liabilities from GlobalPC MyTurn.com has agreed to issue 634,284 shares of common stock, and Class A Warrants to purchase up to 2,269,284 Common Shares, Class B Warrants to purchase up to 1,901,400 Common Shares and Class C Warrants to purchase up to 383,000 Common Shares. All the warrants have an exercise price of $2.50 per share.

     The Class A Warrants are exercisable until June 30, 2004 to the extent of 50%, 75% or 100% of the underlying Common Shares provided MyTurn.com reaches certain performance milestones. The milestones require that there are 150,000 to 200,000, 200,001 to 250,000, or 250,001 or more subscribers to MyTurn.com's
Internet services who access the Internet through the GlobalPC Device by no later than March 30, 2002 respectively. If there are less than 150,000 of such subscribers by March 30, 2002, the Class A Warrants will not be exercisable and shall be automatically canceled.

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

     The vesting of the Class A, B and C warrants are accelerated in the event of a change in control of MyTurn.com. A change in control for this purpose is:

o Any transfer of 50% of MyTurn.com's outstanding Common Shares or voting power except in connection with any acquisition of Common Shares by certain members of MyTurn.com's management.

o The approval by MyTurn.com's stockholders of a merger or consolidation in which the pre-merger or pre-consolidation stockholders of MyTurn.com do not own more than 50% of the voting power of the merged or consolidated entity.

o       The transfer of more than 50% of MyTurn.com's assets.

o A change in the composition of the Board of Directors of MyTurn.com where those persons who were directors at the beginning of a calendar year and those persons elected as directors during such calendar year with the approval of a majority of directors then still in office cease to constitute a majority of the directors.

     Furthermore, notwithstanding the foregoing, the exercise of the warrants is also subject to stockholder approval to the extent that the number of Common Shares to be issued upon the exercise of the warrants and otherwise in connection with the transaction are more than 20% of MyTurn.com's' outstanding Common Shares as of December 22, 1999, unless the exercise of warrants for more than that number of Common Shares would not violate applicable Nasdaq Stock Market Rules.

Results of Operations

Revenues

     Revenues from continuing operations, for the twelve months ended December 31, 1999, were $233,660 which consisted primarily of interest income in the amount of $203,155. This compared to revenues of $336,955, for the twelve months ended December 31, 1998, which consisted primarily of interest income of $236,271 and consulting fees of $100,000.

Costs and Expenses

     Costs and expenses increased $7,048,244 for the twelve months ended December 31, 1999, from the same period in 1998. The increase was primarily attributable to the following:

o an increase in general and administrative costs of $6,951,938 resulting from,

                  - the inclusion of only a half-year of general and administrative expense in the loss from discontinued operations for 1999 as compared to inclusion of a full year of general and administrative expense in 1998,

                  - a stock bonus of $1,761,550 awarded to officers and directors during 1999,

                  - the repricing of options previously granted to non-employees resulting in charges of $58,451;

o an increase in depreciation and amortization of $111,872 resulting primarily from amortization of goodwill and licenses acquired in 1999, in the amounts of $73,630 and $24,188, respectively;

o an increase in interest expense of $93,574 resulting primarily from a loss on investment in the amount of $91,629; and

o an increase in costs in excess of internet subscription fees of $116,812 related to the Internet e.TV Business acquired in January 1999.

         The consolidated loss from continuing operations, for the twelve months ended December 31, 1999, was $7,128,995 compared to income from continuing operations of $22,544 for the same period in 1998. This is attributable primarily to the increase in costs and expenses from 1998 to 1999, as discussed above.

     The consolidated loss from discontinued operations, for the twelve months ended December 31, 1999, was $6,792,222 compared to loss from discontinued operations of $2,806,096 for the same period in 1998. The increase in loss from discontinued operations of $3,986,126 is primarily attributable to e.TV, which began operating in the Internet access, e-commerce and telecommunications business in January 1999. Such discontinued operations included, among other things:

o the 1999 issuance of 75,000 common shares valued at $389,063 to an unaffiliated party in consideration of such party's agreement to provide certain support and administrative services to e.TV;

o the write-off of the remaining loan balance of $592,318 from LocalNet in connection with the surrender of assets by LocalNet to e.TV, in January 1999; and

o the mutually agreed upon termination of MyTurn.com's former President, Chief Executive Officer and Secretary, Mark Honigsfeld during 1999, Mr. Honigsfeld received $167,000 in cash and 137,500 shares (valued at $678,125) resulting in a compensation charge of $845,125 in 1999.

Income (Loss)

     For the twelve months ended December 31, 1999, MyTurn.com reflected a net loss of $13,383,485 or a $3.29 loss per basic share as compared to a net loss of $2,783,552 or a $.95 loss per basic share for the same period in 1998. Net loss per diluted share was $3.29 per share and $.73 per share for 1999 and 1998, respectively. This increase in losses is primarily the result of the increase in loss from discontinued operations of $3,986,126 and the increase in costs and expenses of $7,048,244 from 1998 to 1999.

Cash Flows

     For the twelve months ended December 31, 1999, MyTurn.com utilized cash for continuing operations of $2,721,277 as compared to cash provided by operations of $52,412 in 1998 as a result of MyTurn.com's change in business strategy to exit certain businesses and focus on fund raising for the GlobalPC acquisition.

     Net cash used in discontinued operations for the twelve months ended December 31, 1999 was $3,312,121 as compared to $1,330,626 in 1998 as a result of the inclusion in 1999 of the e.TV business for six months and the effects of decisions made to exit certain businesses in 1999.

     Cash provided by investing activities of $1,047,001 for the twelve months ended December 31, 1999, was primarily the result of proceeds of $1,963,182 from the sale of marketable securities, and proceeds of $750,000 from the sale of discontinued operations, offset by capital expenditures of $124,935 from discontinued operations and advances of $1,541,246 made to Global PC, Inc. prior to MyTurn.com's acquisition of certain assets of Global PC, Inc. This compares to cash used in investing activities of $3,913,517 for the twelve months ended December 31, 1998 which was attributable to the purchase of $2,000,000 of marketable securities and capital expenditures of discontinued operations of $1,913,517.

     Cash provided by financing activities of $3,912,418 for the twelve months December 31, 1999, was primarily the result of proceeds from the exercise of stock options and warrants which aggregated $1,791,484 and proceeds from private placement of common and preferred stock aggregating $2,177,468. This compares to cash provided by financing activities of $4,638,878 for the twelve months ended December 31, 1998 which was primarily attributable to net proceeds of $4,723,146 from private placements of securities.

Liquidity and Capital Resources

     At December 31, 1999, MyTurn.com had a working capital deficit of $504,199, a current ratio of (.77):1 and a debt to net worth ratio of .001:1. At its year ended December 31, 1998, MyTurn.com had working capital of $5,297,920, a current ratio of 1:0 and a debt to net worth ratio of 0:1. The erosion of MyTurn.com's working capital is primarily attributable to losses experienced during the year related to the discontinued operations as well as, the advances made to Global PC, Inc., prior to MyTurn.com's acquisition of certain assets of Global PC, Inc.

     In October and November 1999, MyTurn.com undertook a private placement of its Common Shares through its placement agent, Hornblower & Weeks, Inc. ("Hornblower"). This offering was for a minimum of 370,000 Common Shares and a maximum of 2,960,000 Common Shares, at a price of $1.375 per share. Investors are entitled to "piggy-back" registration rights for Common Shares purchased in the offering. Furthermore, investors are entitled to an additional number of Common Shares if the five day average trading price of the Company's Common Shares prior to the effective date of the registration statement covering the resale of those Common Shares is less than $1.375 per share (the "Adjustment Price"). The number of additional common shares to which an investor would be entitled to in that event would be calculated as follows. First, the percentage of the shortfall of the Adjustment Price per share from $1.375 per share, with an Adjustment Price floor of $1.00 per share, is calculated. Because of the Adjustment Price floor, the calculated percentage will be no more than 27.3%. The shortfall percentage is then multiplied by the number of Common Shares the investor received in the offering to arrive at the number of additional shares he is entitled to.

     In its private offering, MyTurn.com raised gross proceeds of $1,017,500 for 740,000 Common Shares, and the offering was then terminated by mutual agreement of MyTurn.com and Hornblower.

     On November 3, 1999, MyTurn.com commenced a private placement of units, each consisting of 25,000 Common Shares and 12,500 common stock purchase warrants through its placement agent Hornblower, at a price of $2.00 per unit. Each warrant is exercisable for a period of five years to purchase one common share at a price of $3.00 per share. Investors are entitled to "piggy-back" registration rights for Common Shares and underlying the warrants purchased in the offering. MyTurn.com raised gross proceeds of $1,350,000 from the sale of 27 units in such offering.

     With respect to each of these offerings, Hornblower received a 10% commission and 3% non-accountable expense allowance of the gross proceeds of these offerings.

     At December 31, 1999, MyTurn.com had stock options outstanding to purchase 4,922,591 Common Shares at exercise prices ranging from $1.00 per share to $6.38 per share, with vesting periods of 1 to 5 years and having remaining lives ranging from 4 to 7 years. The number of options reflected as granted during 1999 and the number of options reflected as outstanding at December 31, 1999 in the Consolidated Financial Statements differ from those reflected here, by the number of options granted in 1999 to purchase in excess of the 2,000,000 Common Shares authorized for issuance under the 1996 Stock Option Plan (the "Plan"). Under Generally Accepted Accounting Principles, the options granted to purchase Common Shares in excess of the Plan were not recorded until January 20, 2000, when the stockholders approved an increase in the number of shares authorized for issuance upon the exercise of options granted under this Plan to 10,000,000. During 1999, MyTurn.com received $1,485,784 from the exercise of options to purchase 701,847 Common Shares. At December 31, 1999 options to purchase 1,212,237 Common Shares were fully vested and exercisable. Although MyTurn.com hopes the options will be exercised, if the market price of MyTurn.com's publicly traded Common Shares is less than exercise price of the options, it is unlikely the options would be exercised. Even if the market price of MyTurn.com's publicly traded stock is above the exercise price of exercisable options, there can be no assurance any of the options will be exercised, and if any are exercised, MyTurn.com cannot predict the number of options that would be exercised or when the options would be exercised.

     At December 31, 1999, MyTurn.com had stock purchase warrants outstanding to purchase 3,666,307 Common Shares at exercise prices ranging from $1.50 per share to $13.62 per share, with vesting periods of 24 days to 27 months and having remaining lives ranging from 3 to 5 years. During 1999, MyTurn.com received $305,700 from the exercise of warrants to purchase 101,900 Common Shares. At December 31, 1999, warrants to purchase 1,230,007 Common Shares were fully vested and exercisable. Subsequent to December 31, 1999, MyTurn.com issued warrants to purchase 1,640,000 Common Shares at exercise prices ranging from $5.00 per share to $20.25 per share. Although MyTurn.com hopes the warrants will be exercised, if the market price of MyTurn.com's publicly traded Common Shares is less than exercise price of the warrants, it is unlikely the warrants would be exercised. Even if the market price of MyTurn.com's publicly traded stock is above the exercise price of vested warrants, there can be no assurance any of the warrants will be exercised, and if any are exercised, MyTurn.com cannot predict the number of warrants that would be exercised or when the warrants would be exercised.

     MyTurn.com anticipates it will need additional capital in approximately 90 days to continue to develop and sustain its business at current levels. MyTurn.com believes obtaining additional funding is essential to the successful implementation of both its short-term and long- range business plans, and this is one of the focuses of management. MyTurn.com is continuing to explore sources of capital, including debt and equity investments. There can be no assurance that any investor will make a debt or equity investment in MyTurn.com. If future investments are made, MyTurn.com cannot assure that they will be made on terms as favorable as MyTurn.com would like nor can MyTurn.com predict at this time the size of such an investment. If MyTurn.com is unable to secure additional financing within 90 days, it will not be able to continue to develop its current business plan. Consequently, MyTurn.com will have to scale back its operations.

     In March 2000, MyTurn.com received a financial commitment from Michael Fuchs, its recently appointed Chairman of the Board and Interim Chief Executive Officer to fund working capital deficits of up to $500,000 per month for the 12 months beginning April 2000 if proceeds from operations or other fund raising efforts are not sufficient to meet MyTurn.com's working capital needs. Fund raising opportunities are being explored but no assurance can be given that any offerings will be undertaken or any agreements to raise capital will be reached. Additionally, MyTurn.com received a commitment from certain members of management who hold options to purchase up to 3,159,405 Common Shares that they will exercise these options on or prior to June 30, 2000. That exercise would generate proceeds of up to approximately $8,100,000.

     See Note 15 "Subsequent Events" to the Consolidated Financial Statements about a discussion of a non-cash stock compensation charge that MyTurn.com is required to recognize pursuant to generally accepted accounting principles relating to certain stock options granted in 19999 under MyTurn.com's 1996 Stock Options Plan. MyTurn.com will recognize the non-cash stock compensation charge of approximately $85,000,000 commencing in the first quarter of 2000 and extending over the vesting period of those options. This non-cash earnings charge will not impact MyTurn.com's cash flow or net stockholders' equity.

Year 2000 Issues

     The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of MyTurn.com's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. MyTurn.com instituted a Y2K compliance program, the objective of which was to determine and assess the risks of the Y2K issue, and plan and institute mitigating actions to minimize those risks. MyTurn.com's standard for compliance requires that, for a computer system or business process to be Y2K compliant, it must be designed to operate without error in date and date-related data. MyTurn.com believes it is fully Y2K compliant with respect to all significant business systems.

     MyTurn.com's Y2K plan consisted of four phases:

o        assessment and analysis of "mission critical" systems and equipment;

o remediation of systems and equipment, through strategies that include the enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems;

o        testing of systems and equipment; and

o contingency planning which will address possible adverse scenarios and the potential financial impact to MyTurn.com's results of operations, liquidity or financial position.

All four phases of MyTurn.com's Y2K plan have been implemented, and, to date, MyTurn.com has not experienced any Y2K problems. However, management believes it is prudent to maintain its contingency plans in the event any problems should arise in the future.

Contingency Plans

     MyTurn.com's management developed a "worst-case scenario" with respect to Y2K non- compliance and to develop contingency plans designed to minimize the effects of such scenario. Although MyTurn.com believes that it is very unlikely that any of these worst-case scenarios will occur, contingency plans have been developed and address both IT system and non-IT system failure.

     If suppliers of services that are critical to MyTurn.com's operations were to experience business disruptions as a result of their lack of Y2K readiness, their problems could have a material adverse effect on the financial position and results of operations of MyTurn.com. Although MyTurn.com has not experienced any Y2K problems of any suppliers. However, due to the change in focus of its business at the end of 1999, MyTurn.com's suppliers are changing and no assurance can be given that MyTurn.com's suppliers will not have any Y2K problems. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness of contingency plans to mitigate the effect of any such failure is largely untested. Management cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of MyTurn.com as a result of Y2K issues. The statement contained under the "Year 2000 issues" heading is subject to protection under the Year 2000 Information and Readiness Disclosure Act.

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

Item 7.        Financial Statements

     The audited financial statements of MyTurn.com as at December 31, 1999 and 1998 and for the years then ended are included in this Annual Report on Form 10-KSB following Item 13 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The disclosure called for by this Item was previously reported in a Current Report on Form 8-K filed with the SEC on October 18, 1999.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

     The names and ages of, and the positions held by, the executive officers and directors of MyTurn.com are set forth below.

                                                                                        Class of
Name                                  Age      Positions Held                         Directorship

Michael Fuchs                         54       Chairman of the Board,
                                               Interim Chief Executive Officer
                                               and Director                               II

Rudy C. Theale, Jr.                   25       Vice Chairman of the Board and
                                               Director                                   II

Robert E. (Teddy) Turner, IV          36       Director                                   III

Mark Bradlee                          50       Director                                   I

Brian Dougherty                       43       Director                                   I

Joseph Antonini                       58       Director                                   III

Jeffrey Coats                         42       Director                                   III

Harold Lazarus, Ph.D.                 72       Director                                   II

Christopher Liston                    39       Director                                   I

Paul Danner                           42       Executive Vice President,
                                               Office of the President                     -

David Greenspan                       34       Chief Financial Officer,                    -
                                               Treasurer and Secretary

Mike Nelson                           53       Chief Marketing Officer                     -

Denis Squeri                          41       Vice President, Corporate                   -
                                               Communications

Bob Lyells                            47       Vice President Manufacturing                -

Don Reeves                            32       Vice President Software Development         -

Dave Durran                           39       Vice President Hardware Development         -


Michael Fuchs

     Michael Fuchs has served as a director of MyTurn.com since January 2000. Since November 1995, Mr. Fuchs has been an investor and a consultant in the media business. Mr. Fuchs was Chairman and Chief Executive Officer of Home Box Office, a division of TimeWarner Entertainment Company, LP from October 1984 until November 1995, and Chairman and Chief Executive Officer of Warner Music Group, a division of TimeWarner, Inc., from May 1995 to November 1995. Mr. Fuchs is Chairman of Autobytel.com, Inc. and he also has served as a Director of Wink Communications Inc. since June 1998. Mr. Fuchs holds a BA Degree from Union College and a JD Degree from the New York University School of Law.

Rudy C. Theale, Jr.

     Mr. Theale was named Vice Chairman of the Board of MyTurn.com on April 4, 2000. He served as Executive Vice President of MyTurn.com from January 1999 until November 19, 1999, when he was elected President. He held that position until April 4, 2000. He also served as the Vice Chairman of the Board of MyTurn.com from June 8, 1999 until July 27, 1999, and has served as a director since March 21, 1999. Mr. Theale has served as President and a director of LocalNet since April 1997, where he was primarily responsible for sales and marketing efforts, and the general oversight of daily operations. From February 1996 until January 1997, Mr. Theale served as President of SDI, Inc. where he was primarily responsible for sales and marketing management as well as the general oversight of daily operations. At age seventeen Mr. Theale founded ReCom, a cellular phone refurbishing company, which grew to $3 million in sales the first two years. Afterwards, he formed SmartPhone America, a prepaid cellular business, which achieved sales of more than $12 million in 1996. SmartPhone was a pioneer in providing cellular telephone service to the market segment that was unable to meet stringent credit requirements of early cellular providers.

Robert E. (Teddy) Turner, IV

     Mr. Turner joined MyTurn.com in January 1999 as Chairman of the Board, a position in which he served until January 4, 2000. He was elected as a director of MyTurn.com in March 1999. Mr. Turner served as MyTurn.com's principal executive officer from May 1999 until November 1999. Mr. Turner served from December 1997 until September 1998 as Chairman of the Board and President of, Zekko Corp. ("Zekko"). Zekko operated predominantly in the areas of technology acquisition, development and marketing. From October 1996 until December 1997, Mr. Turner served as the President of Turner Telecommunication, an organization which concentrated in the acquisition and development of telecommunication products. Mr. Turner specialized in the research and analysis of potential telecommunication product acquisitions. From June 1993 until October 1996, Mr. Turner was a manager with Turner Home Entertainment, a domestic home video company where he was responsible for the Southeastern United States sales and promotional divisions. Mr. Turner has been a director of All Seasons Vehicles, Inc., a publicly traded manufacturer of track driven all season vehicles, since April 1997, and Chairman of the Board of U.S. Bison Co., LLC an Atlanta, Georgia-based bison products marketing company. Mr. Turner sits on the Boards of several foundations including

The Turner Foundation, Inc., Jane Smith Turner Foundation, the Georgia Chapter of Juvenile Diabetes Foundation, the North Florida Chapter of the Nature Conservancy and the City of Jacksonville Commission on Television and Film. He also sits on the Board of Trustees of St. Mary's College of Maryland. Mr. Turner holds a Bachelor of Science Degree in Business Administration from The Citadel.

Mark Bradlee

     Mr. Bradlee became a director and the Executive Vice President - World-Wide Sales and Business Development of MyTurn.com in December 1999. Mr. Bradlee was a founder of Global PC, Inc. and has served as the President and Chief Executive Officer of Global PC, Inc. since April of 1998, the time of Global PC, Inc's inception. From October of 1992 to October of 1997, Mr. Bradlee was the Executive Vice-president of YES! Entertainment, a toy manufacturer. In or about June, 1999, a bankruptcy petition was filed with respect to YES! Entertainment. In his 28 year career he also, among other things, managed the launch and sales of Nintendo from 1985 to 1987 and managed Atari's video game business in the U.S. in 1981. Mr. Bradlee holds a Bachelor's Degree in Marketing from Boston College.

Brian Dougherty

     Mr. Dougherty became a director of MyTurn.com in January 2000. Since January 1997 until presently, Mr. Dougherty has been Chairman and Chief Technology Officer of Wink Communications ("Wink") publicly traded interactive television software designer and provider of interactive television services. From October of 1994 until January of 1997, Mr. Dougherty was Chairman and Chief Executive Officer of Wink. Mr. Dougherty was one of the founders of Global PC, Inc. and has been Global PC, Inc.'s Chairman and Chief Technology Officer.

Joseph Antonini

     Mr. Antonini's successful career began in 1964 as a management trainee in the stockroom of a Pennsylvania Kmart store from where he successfully worked his way up to be named Chairman & CEO of Kmart Corporation, the nation's second largest retailer. Mr. Antonini is credited with expanding the company into a global retailer and diversifying into other retail businesses. During his time as Chairman of Kmart, Mr. Antonini's accomplishments included updating 70 percent of the 2,350 stores, introducing the prototype Super Kmart Center concept, and opening new markets in Alaska, Hawaii, Long Island, New York City, Guam and the Caribbean. Mr. Antonini is credited with engineering the expansion and growth of Kmart Specialty Division, the largest multi-specialty group in the world. Consisting of Sports Authority, Office Max, Builders Square, Borders/Walden Book Group, Warehouse Clubs and drug stores, this group generated annual revenues of more than $24 billion. During his tenure as Chairman & CEO, Mr. Antonini set company records for net profit of $941 million and market value of $13 billion. With an understanding of the mass markets, Mr. Antonini helped establish successful branding programs with names such as Jaclyn Smith, Martha Stewart, Kathy Ireland, Fuzzy Zoeller and the Andretti Racing Team. He currently serves as a Director of American Speedy Printing, Shell Oil Company, Ziebart, Inc. and Andretti Wine Group Ltd. and previously served on numerous other boards including NBD Bank and Chrysler Corporation. He prides himself with his dedication to community service and volunteerism as displayed by the long list of Antonini beneficiaries which include the Michigan Cancer Foundation, Boys and Girls Club of Michigan, Leukemia Society of America and United Way, and others. He has received numerous awards including induction into the prestigious Horatio Alger Association of Distinguished Americans along with Oprah Winfrey. Mr. Antonini holds Honorary Degrees from Detroit College of Law, Central Michigan College and Kent College. Mr. Antonini, a graduate of West Virginia University, received the most Distinguished Alumni Award from his Alma Mater.

Jeffrey H. Coats

     Jeffrey H. Coats has served as a Director of MyTurn.com since April 4, 2000. Since July 1999, Mr. Coats has served as a Founder and Managing Director of the T. H. Lee, Putnam Internet Fund. From April 1996 to July 1999, Mr. Coats served as Managing Director of the GE Capital Equity Capital Group, Inc., a wholly owned subsidiary of General Electric Capital Corporation. From September 1991 to April 1993, Mr. Coats was also a Managing Director of GE Capital Corporate Finance Group, Inc., a wholly owned subsidiary of General Electric Capital Corporation. From February 1994 to April 1996, Mr. Coats served as President of Maverick Capital Equity Partners, LLC, and from May 1993 to January 1994, Mr. Coats was a Managing Director with Veritas Capital, Inc., both of which are investment firms. Mr. Coats is the Chairman of the Board of the Hastings Group, Inc., which filed for Chapter 11 bankruptcy in October 1995 and confirmed a plan of liquidation in December 1997. Mr. Coats is a director of Krause's Furniture, Inc., autobytel.com, Inc., The Museum Company, Inc. and Wink Communications, Inc. Mr. Coats holds a B.B.A. in Finance from the University of Georgia and an M.A. in International Management in Finance from the American Graduate School of International Management.

Harold Lazarus, Ph.D

     Dr. Lazarus joined MyTurn.com as a director in March 1997. He is presently the Mel Weitz Distinguished Professor of Management at the Hofstra University Frank G. Zarb School of Business (the "Hofstra Business School") since 1980. From 1973 to 1980, Dr. Lazarus served as Dean of the Hofstra Business School. Dr. Lazarus is an organization development consultant who lectures in Europe, Asia, North America and South America on leadership, time management, total quality management, managing change, effective meetings, problem solving, decision making, mission statements, management by objectives, and communications. Dr. Lazarus was Professor of Management at the New York University Leonard N. Stern School of Business for ten years, and he also taught at Columbia University Graduate School of Business and Harvard University Business School. Dr. Lazarus has served on several boards of directors of public companies in the past, including Ideal Toy Corporation, Superior Uniform Group, Inc., Facelifters Home Systems, Inc., Stage II Apparel Corporation, Diplomat Electronics Corporation and Graham-Field Health Products, Inc. Dr. Lazarus has published seven books and 65 articles on business management. He also chairs the board of Phi Beta Kappa Alumni of Long Island (New York). Dr. Lazarus received a Masters of Science Degree and a Doctor of Philosophy Degree in Management and Marketing from Columbia University's Graduate School of Business.

Christopher Liston

     Mr. Liston was elected a director of MyTurn.com in March 1999. From December 1998 until July 27, 1999 he was the Vice President, Business Development of LocalNet. From May 1993 to September 1998, Mr. Liston was a Vice President of Osprey Capital, Inc., an investment banking company. Mr. Liston received a Bachelor of Arts Degree in Political Science from the College of Charleston in South Carolina.

Paul Danner

     Paul Danner served as President of MyTurn.com from June, 1999 until November 19, 1999 and Chief Executive Officer from November 1999 to April 4, 2000 He is currently Executive Vice President, Office of the President. From January 1999 until June 1999, Mr. Danner served as Chief Operating Officer of e.TV Commerce, Inc., MyTurn.com's referral network marketing subsidiary, which ceased operations in July 1999, and from September 1998 until December 1998 served in the same position for LocalNet. In this position he was responsible for the oversight and direction of, among other things, LocalNet's network sales operations, supervising approximately 30 employees. From December of 1997 until August of 1998, Mr. Danner was the Vice President - Operations of Zekko Corp., which operated predominantly in the areas of technology acquisition, development and marketing, and supervised the research and development, finance and operations staff. From April 1997 to December 1997, he was the sole principal of Technology Ventures, Inc., a provider of strategic planning, financial and other consulting services. From 1991 to 1996, Mr. Danner was Vice president of Command Communications, Inc., a designer, manufacturer and distributor of communications products. After earning a BS Degree from Colorado State University in 1979, Mr. Danner went on to serve with the United States Navy flying the F-14 Tomcat. Following separation from active duty, Mr. Danner completed the MBA program at Old Dominion University. He also currently serves with the Naval Reserves and is presently assigned to the Naval Air Warfare Center in Orlando, Florida.

David Greenspan

     Mr. Greenspan has served as Chief Financial Officer of Compu-DAWN since December 1998. He was elected Secretary and Treasurer of Compu-DAWN on May 17, 1999. From December 1997 until February 1999, Mr. Greenspan served as Chief Financial Officer and a director of LocalNet. From March 1997 to December 1997, Mr. Greenspan served as the Chief Operating Officer of PGA Tour Radio Network, a national sport broadcasting company based in Atlanta, Georgia. From August 1996 to March 1997, he was the Vice President, Business Affairs of Turner Media Consultants, a broadcast consulting company. From March 1994 to August 1996, Mr. Greenspan served as a project manager for Atlanta Olympic Broadcasting, with responsibility for planning and coordinating all television and radio operations for the 1996 Summer Olympic games. Mr. Greenspan holds a Bachelor of Science Degree in Accounting from Troy State University in Alabama.

Mike Nelson

     Mr. Nelson joined MyTurn.com as its Chief Marketing Officer in March 2000. From March 1996 to June 1999 he worked for GTE Corporation where he held the position of Chief Marketing Officer for GTE Satellite Entertainment and Vice President Marketing for GTE Interactive Media. While there his Internet marketing strategy increased product-driven Web site traffic from 63,000 to over 1,000,000 visitors per month. Before that, from June 1993 to February 1996, he was the Chief Operating Officer of Velocity, Inc. Prior to this position, from June 1990 to March 1993, Mr. Nelson was Chief Operating Officer for Spectrum Holobyte, Inc. where he introduced 23 new products including Tetris, Falcon and Star Trek with revenues eventually exceeding $250 million. During his career, Mr. Nelson has developed and introduced over 30 interactive software brand lines, ten major packaged goods brands including Clorox II, and launched a satellite television service from DirecTV. His unique combination of packaged goods brand building, technology innovations and Internet strategy experience is a valuable new addition. Mr. Nelson holds an MBA degree from the University of California at Berkely.

Denis Squeri

     Mr. Squeri joined MyTurn.com in December 1999 and serves as Vice President Corporate Communications. From September 1998 to December 1999 he served as Vice President Sales of Global PC, Inc. From January 1998 to September 1998 Mr. Squeri served as Vice President, Worldwide Sales for Quantum3D, where he played a key role in establishing Quantum3D as the premier graphics board supplier. Previously, from October 1995 to January 1998 Mr. Squeri held the position of Vice President of Sales and Marketing for MySoftware Company, where he established a major presence at retail and ultimately helped guide the company into the Internet service sector. Between July 1990 and March 1995 Mr. Squeri was the Vice President Sales and Marketing of Complete PC. During his career before that he was Vice President of Sales and Marketing for The Learning Company, establishing them as the leading children's software company and helped pioneer the use of consumer marketing models in the software industry. Mr. Squeri headed the division of Worlds of Wonder where he was responsible for the launch of the Nintendo Entertainment System and its rise to #1 in the video game industry with an 85% market share and $1.5 billion in sales in its second year. He graduated from the University of California at Berkeley with a Bachelor of Arts Degree.

Robert Lyells

     Bob Lyells joined MyTurn.com in March 2000 as its Vice President - Manufacturing. From December 1997 to March 2000 he was the Senior Director Product Assurance and Technology Center of 3D Systems, Inc. At 3D Systems he played a leadership roll in reducing field repairs by 70%, improving manufacturing yields to all time record levels and leading the efforts for Design for Manufacturability. Inc. From October 1994 to December 1997 he was a principal of Quality Systems, a quality assurance consulting company. Before that he had over 11 years of quality and manufacturing management experience in other high-technology companies such as Amdahl Corp., Hewlett Packard Co., Harris Corp., Apple Computer, Quantum Corp., Micropolis Corp., and Maxtor. He was a key member of the Quantum manufacturing management team that brought the first volume manufacturing facility online in Japan. At Micropolis Corp., he was responsible for improving the manufacturing yields from 76% to over 95% in less than 7 weeks. Mr. Lyells also ran a successful consulting practice that focused on Supply Chain Management, Design for Manufacturability, Process Control and Yield Improvement programs. His consulting practice had clients that ranged from Fortune 100 corporations to start-up companies. Mr. Lyells earned his Bachelor of Science Degree in Physics from Illinois Institute of Technology.

Donald Reeves

     Don Reeves joined MyTurn.com in December 1999 and serves as Vice President Software Development. From August 1998 to December 1999 he served as Vice President Software Engineering for Global PC, Inc. Prior to that, from December 1990 to August 1998 he served as Vice President of Engineering at Geoworks. There he was responsible for software development at Geoworks' four Design Centers, overseeing the development of all Geoworks' operating systems, wireless data service, and device products. Previously he worked as Director of Engineering at Geoworks' Alameda Design Center, which included managing both Wireless Content and Services and GEOS Operating System product groups. Mr. Reeves participated in software design and implementation for several key Geoworks projects, including the Casio Z- 7000 Personal Digital Assistant, Geoworks' first handheld device. Mr. Reeves also contributed to GEOS versions
1.0 and 2.0, and managed the GEOS 2.1 and 3.0 operating system releases. Mr. Reeves obtained a Bachelor of Sciences Degree in Electrical Engineering and Computer Science from the University of California at Berkely.

David Durran

     David Durran joined MyTurn.com in December 1999 and serves as Vice President Hardware Development. From July 1998 to December 1999 he served as Vice President Hardware Engineering for Global PC, Inc. Mr. Durran was a Co-Founder of Geoworks, and served as Hardware Architect there from 1983 to 1998. As Hardware Architect, Mr. Durran worked as the liaison between the key hardware suppliers to the smart-phone market, Geoworks software design teams, and Geoworks customers, such as Nokia and Ericsson, developing the platforms that served as the basis for each product. Mr. Durran also served as Program Manager for Enhanced Phones at Geoworks. He was responsible for the introduction of a new software product for wireless mobile hardware. Past projects at Geoworks also include: designing the printing system for GEOS (PC, Apple, and Commodore versions), designing in circuit development systems and peripherals for Commodore and Apple, and designing a mobile computer/game system for airliners. In 1981, Mr. Durran was a Co-Founder and Designer at Imagic, where he designed the development systems used to create video games for the Intellivision console, and designed system software for the video games. Between 1978, and 1981, he worked at Mattel, where he was involved in the design of the Intellivision game and peripheral hardware.

     MyTurn.com's Certificate of Incorporation provides for three classes of directors, each having a three year term. Each director will hold office until the next annual meeting of stockholders during the year in which the term of his class of directorship expires and until his successor is elected and qualified. The terms of the Class I, Class II and Class III directorships expire at MyTurn.com's annual meetings in 2002, 2001 and 2000, respectively. Executive officers serve at the pleasure of the Board of Directors.

     There is no family relationship among any of MyTurn.com's executive officers and directors.

Section 16(a)   Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Shares and certain trusts of which reporting persons are trustees. MyTurn.com is required to disclose in this Annual Report on Form 10-KSB each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 1999.

     To MyTurn.com's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 1999, MyTurn.com's officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except that Mr. Turner filed his Form 3, which was due on January 18th, one day late; Mr. Theale filed his Form 3, which was due January 18th, four days late; Mr. Bradlee filed his Form 3, which was due January 13th, one day late; Mr. Turner filed a Form 4 (reporting two transactions) for March 1999 two days late; Mr. Theale filed a Form 4 (reporting four transactions) for October 1999 30 days late; Mr. Libin filed a Form 5 (reporting a transaction in 1999) 44 days late; and Dr. Lazarus filed a Form 4 (reporting one transaction) for December 1999 one day late.

Item 10.          Executive Compensation

     The following table provides summary information concerning cash and certain other compensation paid or accrued by MyTurn.com to, or on behalf of, Mr. Danner, MyTurn.com's former Chief Executive Officer, Mr. Turner, a member of the Board of Directors and MyTurn.com's former Chairman of the Board and former Chief Executive Officer, Mark Honigsfeld, MyTurn.com's former Chief Executive Officer and former President, Mr. Theale, a member of the Board of Directors, MyTurn.com's Vice Chairman of the Board and MyTurn.com's former President, Mr. Liston, a member of the Board of Directors and the Company's Vice President Investor Relations, Mr.Greenspan, MyTurn.com's Chief Financial Officer, and Louis Libin, MyTurn.com's former Chief Technology Officer, during the last three fiscal years. No other executive officer of MyTurn.com had a combined salary and bonus in excess of $100,000 for the year ended December 31, 1999.


                           SUMMARY COMPENSATION TABLE


                                Annual Compensation                   Long-Term Compensation
                                                                       Awards            Payouts

                                                      Other Annual  Restricted Stock     Securities        LTIP    All Other
    Name and            Year    Salary       Bonus     Compensation     Award(s)       Underlying Options  Payout  Compensation
Principal Position

Robert E. Turner(1)     1999    $140,500   478,125(6)       -              -              861,575            -          -
                        1998        -          -            -              -                 -               -          -
                        1997        -          -            -              -                 -               -          -

Paul Danner             1999    $143,884   255,000(6)       -              -              660,000            -          -
                        1998        -          -            -              -                 -               -          -
                        1997        -          -            -              -                 -               -          -

Rucy C. Theale(3)       1999    $178,000   478,125(6)       -              -            1,803,000            -          -
                        1998        -          -            -              -                 -               -          -
                        1997        -          -            -              -                 -               -

David Greenspan         1999    $100,753       -            -              -              275,000            -          -
Chief Financial Officer 1998        -          -            -              -                 -               -          -
Treasurer and Secretary 1997        -          -            -              -                 -               -

Louis Libin(4)          1999    $102,580   63,750(6)        -              -              489,600            -          -
                        1998    $223,699       -            -              -               65,000(7)         -          -
                        1997    $178,651       -            -              -              100,000            -          -

Christopher Liston
VP Investor Relations   1999    $102,753  223,125(6)        -              -              384,030            -          -
                        1998        -          -            -              -                 -               -          -
                        1997        -          -            -              -                 -               -          -

Mark Honigsfeld(5)      1999    $ 98,880       -            -              -              200,000            -
                        1998    $251,847       -            -              -              125,000            -
                        1997    $250,000       -            -              -              100,000            -

--------------------

(1) Mr. Turner acted as MyTurn.com's principal executive officer from May 1999 until Mr. Danner was elected as Chief Executive Officer in November 1999.

(2) Mr. Danner served as MyTurn.com's Chief Executive Officer from November 1999 to April 2000 when Michael Fuchs was elected Interim Chief Executive Officer.

(3) Mr. Theale served as Executive Vice President from January to November 1999, President from November 1999 to April 2000 and Vice Chairman of the Board from June 8 to July 27, 1999, which position he was re-elected to in April 2000.

(4) Mr. Libin served as Chief Technology Officer and Senior Executive Vice President from January 1997 and January 1999 respectively to July 31, 1999.

(5) Mr. Honigsfeld was elected Chief Executive Officer as of October 1, 1996, served as Chairman of the Board from August 1996 until January 8, 1999, and as President from January 8, 1999 until May 11, 1999. Mr. Honigsfeld and MyTurn.com mutually terminated their employment relationship by agreement dated May 11, 1999.

(6) Bonus was paid in Common Shares valued at $6.375 per share pursuant to MyTurn.com's

1999 Bonus Pool Plan. Pursuant to the 1999 Bonus Pool Plan the following named executives were awarded the following number of Common Shares:

                                           Number of
         Name                           Common Shares
         ----                           -------------

         Robert E. Turner                  75,000
         Paul Danner                       40,000
         Rudy C. Theale                    75,000
         David Greenspan                   32,000
         Louis Libin                       10,000
         Christopher Liston                35,000

     MyTurn.com registered these Common Shares for resale on February 14, 2000.

(7) Includes 50,000 options granted to replace options to purchase a like number of Common Shares which were canceled in order to effectuate a repricing.

     Each non-employee director of the Company is entitled to receive a director's fee of $1,000 per meeting (other than telephonic meetings for which the fee is $500), and options to purchase 5,000 Common Shares of MyTurn.com each year, which options will be exercisable for a period of ten years from the date of grant, at an exercise price equal to the market price of the Common Shares on the date of the grant. Additionally, each non-employee director is reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors meet regularly, as needed.

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1999


                        Number of Common         Percentage of Total
                        Shares Underlying         Options Granted To
Name                    Options Granted          Employees in Fiscal Year     Exercise Price         Expiration Date

Robert E. Turner        200,000                         3.8%                    $2.50(1)                January 8, 2004
                         33,250                          .6%                    $2.50(2)                May 7, 2004
                        150,000                         2.8%                    $2.50(3)                June 8, 2004
                        350,000                         6.6%                    $2.50(4)                July 20, 2004
                         50,000                          .9%                    $1.00                   October 7, 2004
                         78,325                         1.5%                    $5.00                   December 2, 2004

Paul Danner              25,000                          .5%                    $2.50(1)                January 8, 2004
                        200,000                         3.8%                    $2.50(3)                June 8, 2004
                        225,000                         4.3%                    $2.50(4)                July 20, 2004
                        150,000                         2.8%                    $1.00                   October 7, 2004
                         60,000                         1.1%                    $5.00                   December 2, 2004

Rudy C. Theale          650,000                        12.3%                    $2.50(1)                January 8, 2004
                        100,000                         1.9%                    $2.50(3)                June 8, 2004
                        750,000                        14.2%                    $2.50(4)                July 20, 2004
                        150,000                         2.8%                    $1.00                   October 7, 2004
                        153,500                         2.9%                    $5.00                   December 2, 2004




David Greenspan          35,000                          .7%                    $2.50(1)                January 8, 2004
                         65,000                         1.2%                    $2.50(3)                June 8, 2004
                        100,000                         1.9%                    $2.50(4)                July 20, 2004
                         50,000                          .9%                    $1.00                   October 7, 2004
                         25,000                          .5%                    $5.00                   December 2, 2004

Louis Libin             200,000                         3.8%                    $2.50(1)                January 8, 2004
                         50,000                          .9%                    $2.50(3)                June 8, 2004
                         50,000                          .9%                    $2.50(4)                July 20, 2004
                        100,000                         1.9%                    $5.00                   December 2, 2004
                         50,000                          .9%                    $1.00                   October 7, 2004
                         39,600                          .9%                    $5.00                   December 2, 2004

Christopher Liston       50,000                          .9%                    $2.50(1)                January 8, 2004
                        100,000                         1.9%                    $2.50(3)                June 8, 2004
                        150,000                         2.8%                    $2.50(4)                July 20, 2004
                         50,000                          .9%                    $1.00                   October 7, 2004
                         34,030                          .6%                    $5.00                   December 2, 2004

Mark Honigsfeld         200,000                         3.8%                    $3.25(5)                January 8, 2004

---------------------

(1) These options were initially granted in 1999 at an exercise price of $5.81 per share and later repriced to market of $2.50 per share. See Item 10 - "Executive Compensation - Report on Repricing of Options."

(2) These options were intially granted in 1999 at an exercise price of $3.37 per share and later repriced to market of $2.50 per share. See Item 10 - "Executive Compensation - Report on Repricing of Options."

(3) These options were initially granted in 1999 at an exercise price of $6.25 per share and later repriced to market of $2.50 per share. See Item 10 - "Executive Compensation - Report on Repricing of Options."

(4) These options were initially granted in 1999 at an exercise price of $5.25 per share and later repriced to market of $2.50 per share. See Item 10 - "Executive Compensation - Report on Repricing of Options."

(5) These options were initially granted in 1999 at an exercise price of $5.00 per share and later repriced to market of $3.25 per share. See Item 10 - "Executive Compensation - Report on Repricing of Options."


                   AGGREGATED OPTION EXERCISES IN FISCAL YEAR
            ENDED DECEMBER 31, 1999 AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Shares
                                                            Underlying Unexercised          Value of Unexercised
                        Number of                                 Options at                      In-the-Money Options
                        Shares Acquired           Value       December 31, 1999               at December 31, 1999
Name                    On Exercise             Realized    Exercisable/Unexercisable       Exercisable/Unexercisable
----                    ---------------         --------    -------------------------       -------------------------

Robert E. Turner              -                     -          125,000/736,575               $559,375/$2,658,416

Paul Danner                   -                     -          155,000/505,000               $825,625/$1,806,875

Rudy C. Theale             15,000               $ 15,000       150,000/1,538,500             $768,750/$5,592,938

David Greenspan               -                     -           55,000/220,000               $288,125/$790,000




Louis Libin               205,000               $512,500       260,000/139,600               $780,000/$441,950

Christopher Liston          9,700               $  9,700        83,633/290,697               $384,528/$1,041,376

Mark Honigsfeld           330,300               $556,250        94,770/0                     $308,656/$0


Employment Contracts, and Termination of Employment and Change-in-Control Arrangements

Employment Agreements

Robert E. (Teddy) Turner

     MyTurn.com is a party to an Employment Agreement with Robert E. (Teddy) Turner, IV for a term of three years commencing as of January 8, 1999, which is subject to continuing, annual, automatic one-year extensions. Pursuant to the Employment Agreement Mr. Turner serves as the Company's Chairman of the Board. Mr. Turner's Employment Agreement was extended an additional two years in December 1999.

     The Employment Agreement provides for base annual compensation of $208,000 per annum, although Mr. Turner and MyTurn.com mutually agreed, as of May 7, 1999, to reduce his annual salary to $100,000; simultaneously, Mr. Turner was granted five-year options to purchase 33,250 Common Shares at an exercise price of $3.25 per share (these options were subsequently repriced to $2.50 per share). Mr. Turner is entitled to be granted five-year options to purchase 33,250 each year at market price for each one year period that his salary remains at the reduced rate. Mr. Turner's Employment Agreement does not require Mr. Turner to devote all of his time to MyTurn.com's business and allows him to participate in other activities which do not prevent Mr. Turner from fulfilling his obligations to MyTurn.com. In addition to such base compensation Mr. Turner is entitled to receive a sales and marketing bonus, which will allow him to earn a bonus of up to 50% of his base compensation each year, based on certain performance thresholds.

     Mr. Turner also receives an expense allowance of up to $500 per month and an automobile allowance in the amount of $1,000 per month. He is also entitled to reimbursement of accountable customary business expenses.

     Mr. Turner's employment agreement provides that, notwithstanding the rolling three-year term thereof, it can be terminated prior to the expiration date under the following circumstances: (i) death; (ii) total disability (as provided for in the Employment Agreement); (iii) termination by MyTurn.com for "cause" (as defined in the Employment Agreement); (iv) termination by MyTurn.com at any time upon written notice to Mr. Turner; (v) termination by Mr. Turner at any time for "good reason" (as defined in the Employment Agreement); or (vi) termination by the Company at any time within 12 months after a "change in control" (as defined in the Employment Agreement).

     Mr. Turner's employment agreement provides for compensation under certain circumstances upon termination of employment (in addition to accrued but unpaid compensation) as follows: (i) in the event of Mr. Turner's death, his estate or spouse would be entitled to receive an amount equal to his monthly salary as of the date of death multiplied by the number of full years that he had been an employee of MyTurn.com or a subsidiary or a predecessor in interest thereof; (ii) in the event of termination of the employment agreement due to disability, Mr. Turner is entitled to receive an amount equal to his monthly salary as of the date of termination of the employment agreement, multiplied by the number of full years that he had been an employee of MyTurn.com or a subsidiary or a predecessor in interest thereof (but, in no event, would he be entitled to an amount equal to less than three months of salary); and (iii) in the event of termination of employment by MyTurn.com following a "change of control" or for any reason other than death, disability or "cause," or in the event of termination of the employment agreement by Mr. Turner for "good reason," he is entitled to receive his full salary for the unexpired term of such agreement, without mitigation of damages based upon employment obtained elsewhere.

     Mr. Turner's employment agreement provides for a restriction on the solicitation of customers of MyTurn.com for a period of two years following termination thereof, and a covenant not to compete with MyTurn.com for a period of twelve months following termination of employment for cause.

Rudy C. Theale, Jr.

     Effective January 8, 1999, MyTurn.com and Rudy C. Theale, Jr. entered into a three-year employment agreement which provided for Mr. Theale to serve as MyTurn.com's Executive Vice President on a full-time basis. On June 8, 1999 Mr. Theale was appointed MyTurn.com's Vice- Chairman of the Board. Mr. Theale and MyTurn.com subsequently agreed that in November 1999 that Mr. Theale would serve as MyTurn.com's President, in lieu of the aforementioned positions. He held this position until April 4, 2000 when he was re-elected as Vice Chairman of the Board. Mr. Theale's employment agreement provides for a salary of $208,000 per annum, although Mr. Theale and MyTurn.com mutually agreed, as of May 7, 1999, to reduce his annual salary to $160,000. In addition to salary, Mr. Theale is entitled to receive a sales and marketing bonus upon the same terms and conditions as are applicable to Mr. Turner's bonus. Other terms of Mr. Theale's employment agreement conform in structure to the material provisions that are applicable to Mr. Turner's, such as renewal, benefits, restrictive covenants and termination without any requirement to mitigate damages. Mr. Theale's employment agreement was extended an additional two years in December 1999.

Paul K. Danner

     Effective September 1, 1999 MyTurn.com and Paul K. Danner entered into a three year employment agreement providing for Mr. Danner to serve as MyTurn.com's Chief Executive Officer commencing as of November 19, 1999. When Michael Fuchs became Interim Chief Executive Officer in April 2000, Mr. Danner became Executive Vice President, Office of the President, however the terms of his Employment Agreement did not change. Pursuant to the employment agreement he served as MyTurn.com's President and Chief Operating Officer from September 1, 1999 to November 18, 1999. Mr. Danner's employment agreement provides for an annual salary of $250,000. Additionally, Mr. Danner's employment agreement provides for a restriction on the solicitation of customers of MyTurn.com and a covenant not to compete with MyTurn.com for a period of one year following the termination or expiration of the agreement.

     Mr. Danner's employment agreement provides that it may be terminated prior to the expiration date (i) by MyTurn.com for "cause", as that term is defined in the employment agreement; (ii) by Mr. Danner upon thirty (30) days written notice in the case of a "change in control" (as defined in the employment agreement); and (iii) by MyTurn.com at any time within twelve months after a change in control upon written notice, in which case MyTurn.com is responsible to pay Mr. Danner an amount equal to the salary which would have been payable to him for the remaining term of the employment agreement. Further, if Mr. Danner becomes disabled for a period of three months he shall receive his full salary and for the next three months he shall receive 50% of his salary. If he is disabled for a continuous period of at least six months or 150 business days during a nine month period MyTurn.com has the right to terminate Mr. Danner's employment under the employment agreement.

Mark Honigsfeld

     Effective October 1, 1996, MyTurn.com and Mark Honigsfeld entered into a three year Employment Agreement. Mr. Honigsfeld's Employment Agreement provided for base annual compensation of $250,000. Additionally, Mr. Honigsfeld's Employment Agreement allowed him to devote up to 10% of his working time to other endeavors that were not in competition with MyTurn.com. Other terms of Mr. Honigsfeld's Employment Agreement conformed in structure to the material provisions that are applicable to Mr. Turner's such as renewal, benefits, termination without any requirement to mitigate damages and restrictive covenants (except that the period of Mr. Honigsfeld's restrictive covenant was six months, not twelve).

     MyTurn.com and Mr. Honigsfeld entered into a Termination Agreement as of May 11, 1999 (the "Honigsfeld Termination Agreement"); simultaneously, Mr. Honigsfeld and MyTurn.com entered into a Consulting Agreement. Both such Agreements were terminated pursuant to an Amended and Restated Termination Agreement and Termination of Consulting Agreement, dated as of July 2, 1999 (the " Amended and Restated Agreement"). Pursuant to the Honigsfeld Termination Agreement, and the Amended and Restated Agreement, MyTurn.com paid Mr. Honigsfeld $100,000 in cash and issued 75,000 Common Shares to him. Such shares have not been registered under the Securities Act of 1933, as amended, and MyTurn.com is not under any obligation to register them at any time in the future. Additionally, pursuant to the Consulting Agreement MyTurn.com issued 62,500 Common Shares to Mr. Honigsfeld out of treasury and paid him $66,666 in cash. Furthermore, pursuant to the Amended and Restated Agreement, MyTurn.com is obligated to pay to Mr. Honigsfeld an amount equal to eighty percent (80%) of the royalty payable by Admit Computer Services, Inc. ("Admit") to MyTurn.com; such royalty is based on revenues derived by Admit from the sale or licensing of products and/or assets acquired by Admit from MyTurn.com in connection with its purchase of MyTurn.com's Public Safety Business. Mr. Honigsfeld also entered into certain restrictive covenants, which prohibit him from disclosing certain information about customers of MyTurn.com or soliciting any such customers, and prohibit him from revealing any of MyTurn.com's trade secrets. In addition, all unexercised options held by Mr. Honigsfeld became immediately vested as of the date of the Amended and Restated Agreement in accordance with their respective terms.

     Furthermore, pursuant to the Amended and Restated Agreement, MyTurn.com registered the resale of 62,500 Common Shares that had been issued to Mr. Honigsfeld in connection with the Consulting Agreement.

Louis Libin

     Effective January 6, 1997, MyTurn.com and Louis Libin entered into a three-year Employment Agreement which provided for a salary of $200,000, $225,000, and $250,000 per annum in the first, second and third years, respectively. Additionally, Mr. Libin's Employment Agreement allowed him to devote up to one day each week to other endeavors that were not in competition with MyTurn.com. Other terms of Mr. Libin's Employment Agreement generally conformed in structure to the material provisions of Mr. Honigsfeld's, such as with respect to bonuses, benefits, restrictive covenants and termination. Effective January 7, 1999, Mr. Libin was also granted options to purchase 200,000 Common Shares upon the same terms and conditions as those granted to Mr. Honigsfeld prior to the repricing and vesting acceleration described above.

     Mr. Libin entered into a Termination Agreement with MyTurn.com effective as of July 31, 1999 (the "Libin Termination Agreement"). Pursuant to the Libin Termination Agreement, MyTurn.com paid to Mr. Libin an aggregate of $107,500 in six monthly installments which commenced in August, 1999. In addition, a stock option to purchase 50,000 Common Shares previously granted to Mr. Libin became immediately exercisable and the exercise price was subsequently repriced to $2.50 per share. Furthermore, MyTurn.com granted Mr. Libin a stock option to purchase 50,000 Common Shares, vesting in one-third increments on July 31, 2000, 2001, and 2002, at an exercise price of $5.25 per share, which options the Board of Directors subsequently repriced to $2.50 and declared fully vested. See Item
10. "Executive Compensation - Report on Repricing of Options".

Report on Repricing of Options

     At a meeting of the Board of Directors on May 7, 1999, the Board of Directors approved a repricing of options covering an aggregate of 200,000 Common Shares held by Mr. Honigsfeld to $3.25 per share, the market price on that date, in connection with the termination of MyTurn.com's and Mr. Honigsfeld's employment relationship. Additionally, on such date, options held by Mr. Libin covering an aggregate of 315,000 Common Shares were repriced to market of $3.25 per share in connection with Mr. Libin's agreement to take a voluntary reduction in annual salary from $225,000 to $160,000.

     At a meeting of the Board of Directors held on September 1, 1999, the Board of Directors approved the repricing of certain existing employee and non-employee director stock options, including options covering an aggregate of 450,000 Common Shares held by Mr. Danner, 733,250 Common Shares held by Mr. Turner, 1,400,000 Common Shares held by Mr. Theale, 200,000 Common Shares held by Mr. Liston, 200,000 Common Shares held by Mr. Greenspan, 315,000

Common Shares held by Mr. Libin, and options covering 290,950 Common Shares held by other persons. The Board discussed that the purpose of granting options to employees was to provide incentive for the employees to align their interest with the stockholders of the Company as well as to engender employee loyalty to the Company. It was noted that many of the options were granted at a time when the price of the Company's Common Shares was substantially higher than the current market price at such date, and that those options currently did not and would not provide incentive to those employees to remain with the Company if they received competing offers for their services. Accordingly, the options were repriced from various exercise prices to market at September 1, 1999, or $2.50 per share, to incentivise, motivate and retain certain of its employees and non-employee directors. See Note 7 to MyTurn.com's Consolidated Financial Statements (starting on page F-1) regarding accounting treatment of certain of the options.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, to the knowledge of MyTurn.com based solely upon records available to it, certain information as of February 29, 2000 regarding the beneficial ownership of MyTurn.com's Common Shares (i) by each person who MyTurn.com believes to be the beneficial owner of more than 5% of its outstanding Common Shares, (ii) by each current director, (iii) by each person listed in the Summary Compensation Table under "Executive Compensation" and (iv) by all current executive officers and directors as a group:


Name and Address
of Beneficial Owner                                     Number                               Percent
-------------------                                     ------                               -------

Robert E. (Teddy) Turner, IV                         727,053(1)(12)                           7.91 %
333 First North Street
Jacksonville Beach, Florida 32250

Rudy C. Theale, Jr.                                1,273,999(2)(12)                           13.06%
333 First North Street
Jacksonville Beach, Florida 32250

Paul K. Danner                                       494,666(3)(12)                            5.48%
333 First North Street
Jacksonville Beach, Florida 32250

Christopher Liston                                   302,429(4)(12)                            3.42%
333 First North Street
Jacksonville Beach, Florida 32250

David Greenspan                                      233,666(5)(12)                            2.66%
333 First North Street
Jacksonville Beach, Florida 32250



Mark Bradlee                                         132,810(6)(12)                            1.52%
960 Atlantic Avenue
Alameda, California  94501

Brian Dougherty                                       84,510(7)                                 .9%
960 Atlantic Avenue
Alameda, California  94501


Michael Fuchs                                        500,000(8)                               5.51%
9 West 57th Street - Suite 4220
New York, New York  10019

Joseph Antonini                                       50,000(9)                                 *
1800 Westmaple Road
Troy, Michigan  48084

Harold Lazarus                                        34,667(10)                                *
134 Hofstra University
Hempstead, New York

Louis Libin                                          389,068(11)                            4.36%
949 Greenfield Road
Woodmere, New York  11598

Mark Honigsfeld                                       29,330                                  *
969 East End
Woodmere, New York  11598

All executive officers and directors
as a group (16 persons)                            3,833,800(1-11), (13)                  31.72%

-------------------
         *  Less than 1%

(1) Includes 616,029 shares issuable to Mr. Turner upon the exercise of options currently exercisable or exercisable within 60 days.

(2) Includes 1,178,999 shares issuable to Mr. Theale upon the exercise of options currently exercisable or exercisable within 60 days.

(3) Represents (i) 451,666 shares issuable to Mr. Danner upon the exercise of options currently exercisable or exercisable within 60 days and
        (ii) 3,000 shares held by Mr. Danner as custodian for his children.

(4) Represents 267,429 shares issuable to Mr. Liston upon the exercise of options currently exercisable or exercisable within 60 days.

(5) Includes 201,665 shares issuable to David Greenspan, the Chief Financial Officer, Treasurer and Secretary of MyTurn.com, upon the exercise of options currently exercisable or exercisable within 60 days.

(6) Represents 132,810 Common Shares issuable upon the exercise of currently exercisable Class B Warrants. Does not include up to 299,500 Common Shares issuable to Mr. Bradlee and an aggregate of 150,000 Common Shares issuable to the Timothy James Bradlee Trust December 22, 1999, Christine Michelle Bradlee Trust December 22, 1999 and the Bradlee Family Education Trust December 22, 1999 underlying Class A Warrants, which are exercisable upon MyTurn.com reaching certain business milestones, the timing of which, if reached, cannot presently be determined.

(7) Represents 84,510 Common Shares issuable upon the exercise of currently exercisable Class B Warrants. Does not include up to 224,700 Common Shares issuable to Mr. Dougherty and 44,196 Common Shares issuable to Anna Lijphart and Mr. Dougherty, underlying Class A Warrants, which are exercisable upon MyTurn.com reaching certain business milestones, the timing of which, if reached, cannot presently be determined.

(8) Represents 500,000 Common Shares issuable upon exercise of currently exercisable warrants. Does not include up to 500,000 Common Shares underlying a Warrant dated January 21, 2000 which are exercisable upon the happening of certain events, the timing of which, if they occur, cannot presently be determined.

(9) Represents 50,000 Common Shares issuable upon exercise of currently exercisable warrants. Does not include up to 100,000 Common Shares underlying a Warrant dated January 21, 2000 which are exercisable upon the happening of certain events, the timing of which, if they occur, cannot presently be determined.

(10) Includes 24,667 shares issuable to Dr. Lazarus upon the exercise of options currently exercisable or exercisable within 60 days.

(11) Includes 353,068 shares issuable to Mr. Libin upon the exercise of currently exercisable options.

(12) The options referred to in footnotes (1), (2), (3), (4), (5) and (6) are subject to accelerated vesting. In the event there is a change in control in MyTurn.com, such options shall become exercisable to purchase 100% of the Common Shares thereunder on the date preceding the change in control. For this purpose, "change in control" means

                  o any transfer of 50% of MyTurn.com's outstanding Common Shares or voting power, except in connection with any acquisition of Company Common Shares by certain members of MyTurn.com's management;

                  o the approval by MyTurn.com's stockholders of a merger or consolidation in which the pre-merger or pre-consolidation stockholders of MyTurn.com do not own more than 50% of the voting power of the merged or consolidated entity;

                 o the transfer of more than 50% of MyTurn.com's assets; or

                 o a change in the composition of the Board of Directors of MyTurn.com where those persons who were directors at the beginning of a calendar year and those persons elected as directors during such calendar year with the approval of a majority of directors then still in office cease to constitute a majority of the directors.

(13) Does not include up to 100,000 Common Shares issuable to Denis Squeri, Vice-President Corporate Communications, an aggregate of up to 62,000 Common Shares issuable to the David Hunter Squeri 2000 Custodial Trust and the Richard Lawson Squeri 2000 Custodial Trust, up to 175,000 Common Shares issuable to Donald Reeves, Vice-President - Software Development, and up to 175,000 Common Shares issuable to David Durran, Vice-President - Hardware Development, underlying Class A Warrants, which are exercisable upon MyTurn.com reaching certain business milestones, the timing of which, if reached, cannot presently be determined.

Item 12.          Certain Relationships and Related Transactions

     MyTurn.com is a party to an Indemnification Agreement dated January 8, 1999 (the "Indemnification Agreement") with Rudy C. Theale, Jr., the Vice Chairman of the Board and a Director of MyTurn.com. Pursuant to the Indemnification
Agreement, MyTurn.com agreed to indemnify Mr. Theale up to $170,000 for any liability incurred by Mr. Theale in the action encaptioned James B. Palmer v. LocalNet Communications, Inc., Rudy C. Theale, et al. In January 2000, MyTurn.com performed its indemnification obligations and also agreed to loan Mr. Theale $82,256.74 to be utilized in addition to the amount under the Indemnification Agreement to resolve the law suit. Mr. Theale delivered a promissory note to MyTurn.com in such principal amount, bearing interest at the rate of 10% per annum, which interest is due and payable together with the principal on or before February 3, 2002. The note may be prepaid by Mr. Theale at any time.

     MyTurn.com entered into the Indemnification Agreement with Mr. Theale in connection with his employment. In connection with the Indemnification Agreement and the loan to Mr. Theale, MyTurn.com determined it would be in the best interests of MyTurn.com and its stockholders to enter into the Indemnification Agreement and provide the loan to Mr. Theale in order to eliminate distractions caused by the Palmer law suit on Mr. Theale and management.

     See Item 6 - "Management's Discussion or Plan of Operations - Liquidity and Capital Resources" for a discussion of Michael Fuch's commitment to fund MyTurn.com's working capital deficits of up to $500,000 per month for 12 months beginning in April 2000, his posting of $3,500,000 to secure MyTurn.com's manufacturing line of credit and the commitment of certain members of management to exercise options to purchase up to 3,254,405 Common Shares on or prior to June 30, 2000.

     To the extent that MyTurn.com may enter into any agreements with related parties in the future (of which none are presently contemplated), the Board of Directors of MyTurn.com has determined that the terms of such agreements must be commercially reasonable and no less favorable to MyTurn.com than it could obtain from unrelated third parties. Additionally, the Board of Directors of MyTurn.com has further determined that such agreements must be approved by a majority of the disinterested directors of MyTurn.com.

                                     PART IV

Item 13.          Exhibits, Lists and Reports on Form 8-K

(a)   Exhibits       Description of Exhibit

  2 Agreement of Merger between MyTurn.com and Coastal Computer Systems, Inc., a New York corporation.*

  3.1       Articles of Incorporation of MyTurn.com.*

  3.2 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the
            Secretary  of State of the  State  of  Delaware  on June 5,
            1998.**

  3.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 2, 1998. ***

  3.4 Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 21, 2000.

  3.5       Amended and Restated By-Laws of MyTurn.com.

  4.1       Specimen Common Share Certificate.*

  4.2       Form of Underwriter's Common Share Purchase Warrant.*

  10.1      Form of Warrant between MyTurn.com and each of the Bridge Lenders.*

  10.2      1996 Stock Option Plan.*

  10.3 Form of Indemnification Agreement between MyTurn.com and MyTurn.com's directors and officers.*

  10.4 Employment Agreement dated January 6, 1997 between MyTurn.com and Louis Libin.*

  10.5 Loan and Security Agreement dated as of October 6, 1998 between MyTurn.com and LocalNet Communications, Inc.****

  10.6 Amendment No. 1 to Loan and Security Agreement dated as of October 23, 1998 between MyTurn.com and LocalNet Communications, Inc.****

  10.7 Amendment No. 2 to Loan and Security Agreement dated as of November 12, 1998 between MyTurn.com and LocalNet Communications, Inc.****

  10.8 Peaceful Surrender Agreement dated January 8, 1999 between e.TV Commerce, Inc. and LocalNet Communications, Inc. *****

  10.9 Amendment No. 1 to Employment Agreement dated as of January 8, 1999 between MyTurn.com and Louis Libin.****

  10.10 Employment Agreement dated as of January 8, 1999 between MyTurn.com, e.TV Commerce, Inc. and Robert E. (Teddy) Turner, IV.****

  10.11 Employment Agreement dated as of January 8, 1999 between MyTurn.com, e.TV Commerce, Inc. and Rudy C. Theale, Jr.****

  10.12 Termination Agreement dated May 11, 1999 between MyTurn.com and Mark Honigsfeld.******

  10.13 Consulting Agreement dated May 11, 1999 between MyTurn.com and Mark Honigsfeld.******

  10.14 Amended and Restated Termination Agreement dated July 2, 1999 between MyTurn.com and Mark Honigsfeld.******

  10.15 Assets Purchase Agreement dated July 2, 1999 between MyTurn.com and Admit Computer Systems, Inc.******

  10.16 Purchase Agreement dated July 15, 1999 between MyTurn.com and the Free Network, Inc.******

  10.17 Asset Purchase Agreement dated July 30, 1999 (the "Asset Purchase Agreement") between MyTurn.com, GPC Acquisition Corp., Global PC, Inc., Mark Bradlee and Brian Dougherty.*******

  10.18     Amendment to Asset Purchase Agreement dated September 24,
            1999.*******

  10.19 Second Amendment to Asset Purchase Agreement dated September 26, 1999.*******

  10.20     Amendments to Asset Purchase Agreement dated November 23, 1999.

  10.21     Amendments to Asset Purchase Agreement dated December 22, 1999.

  10.22 Stock Transfer and Technology Rights Agreement between Geoworks Corporation, MyTurn.com and GPC Acquisition Corp. dated December 22, 1999.

  10.23 Portal Services Agreement dated as of February 2, 2000 between Inktomi Corporation and GPC Acquisition Corp.

  10.24 Cross License and Distribution Agreement dated as of February 12, 2000 between NewDeal, Inc. and MyTurn.com.

  23.1      Consent of Lazar, Levine & Felix LLP, independent auditors.

  23.2      Consent of PricewaterhouseCoopers LLP, independent auditors.

  27        Financial Data Schedule.
------------
         *Previously filed as an exhibit to MyTurn.com's Registration Statement of Form SB-2, Registration No.333-18667. ** Previously filed as an exhibit to MyTurn.com's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

         *** Previously filed as an exhibit to MyTurn.com's Quarterly Report on Form 10-QSB for the period ended September 30, 1998. ****Previously filed as an exhibit to MyTurn.com's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         *****Previously filed as an exhibit to MyTurn.com's Current Report on Form 8-K for an event dated January 8, 1999. ******Previously filed as an exhibit to MyTurn.com's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

         *******Previously filed as an exhibit to MyTurn.com's Quarterly Report on Form 10- QSB for the period ended September 30, 1999

(b)      Current Reports on Form 8-K

     A Current Report on Form 8-K was filed by MyTurn.com during the last quarter of the fiscal year ended December 31, 1999 as follows:

         Date Filed:            October 18, 1999
         Items Reported:        4

                      MyTurn.com, Inc and Subsidiaries FOR
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                          INDEX TO FINANCIAL STATEMENTS





Report of Independent Certified Public Accountants
(PricewaterhouseCoopers, LLP)                                       F - 2

Independent Auditor's Report (Lazar, Levine, & Felix, LLP)          F - 3

Consolidated Balance Sheet                                          F - 4

Consolidated Statements of Operations                               F - 5

Consolidated Statements of Shareholders' Equity                     F - 6

Consolidated Statements of Cash Flows                               F - 8

Notes to the Financial Statements                                   F - 9

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
and Shareholders of MyTurn.com, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of MyTurn.com, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers  LLP

Tampa, Florida

March 24, 2000,  except for
Note 15 for which the date
is April 4, 2000

                            LAZAR LEVINE & FELIX LLP
               Certified Public Accountants & Business Consultants

350 Fifth Avenue - Suite 6820                              629 Parsippany Road
New York, NY  10118-0170                                   Parsipanny, NJ 07054
(212) 736-1900                                             (973) 428-3200
Fax (212) 629-3219                                         Fax (973) 428-6868

www.lazarcpa.com

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
MyTurn.com, Inc.
formerly Compu-DAWN, Inc.


We have audited the statements of operations, shareholders' equity and cash flows of Compu-Dawn, Inc., now known as MyTurn.com, for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Compu-Dawn, Inc., now known as MyTurn.com, for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                           /S/ LAZAR LEVINE & FELIX LLP
                                           ----------------------------
                                           LAZAR LEVINE & FELIX LLP


New York, New York
February 25, 1999

                        MyTurn.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                    December 31,
                                                                       1999
                                                                       ----

Current Assets:
   Cash and cash equivalents                                    $     1,454,421

   Interest receivable                                                    8,889

   Prepaid expenses                                                       8,689

   Inventory                                                            222,394

   Other assets                                                           3,307
                                                                      ---------
         Total Current Assets                                         1,697,700


   Fixed assets, net                                                    214,500

   Goodwill, net of accumulated amortization of  $73,630             10,751,200
   Software development costs                                         2,391,338
   Licenses                                                           1,901,984

   Web-site development costs, net of accumulated
      amortization of $24,188                                           609,459
   Security deposits                                                     38,319
                                                                      ---------
         Total Assets                                              $ 17,604,500
                                                                     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                         $    1,682,582

   Current portion of note payable                                        7,120

   Net liabilities of discontinued operations                           512,197
                                                                     ----------

      Total Current Liabilities                                       2,201,899

    Non-Current Liabilities:
   Note payable, non-current portion                                     15,288

   Other non-current liabilities                                          3,633
                                                                     ----------


        Total Liabilities                                             2,220,820

Commitments and Contingencies (Note 13)

Shareholders' Equity:
   Preferred stock, $.01 par value;
   1,000,000 shares authorized:
      Series A Convertible Preferred                                          -

      Series B Convertible Preferred;
        1,370 shares issued and outstanding                                  14

   Common stock, $.01 par value, 20,000,000 shares authorized,
      7,786,905 shares issued and outstanding                            77,868

   Additional paid-in capital                                        37,265,511

   Accumulated deficit                                              (21,004,206)
   Less: treasury stock, 352,544 shares at cost                        (955,507)
                                                                    ------------

        Total Shareholders' Equity                                   15,383,680
                                                                    ------------

        Total Liabilities and Shareholders' Equity               $   17,604,500
                                                                   =============




          See accompanying notes to consolidated financial statements.

                        MyTurn.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      For the Years Ended
                                                                                           December 31,
                                                                                           ------------

                                                                                       1999               1998
                                                                                       ----               ----
Revenue:
   Interest and other income                                                   $        233,660       $   336,955
                                                                                      ---------         ---------
Costs and Expenses:
   Cost in excess of Internet subscription fees                                         116,812            -
   General and administrative expenses                                                6,951,938            -
   Depreciation and amortization                                                        111,872            -
   Interest expense                                                                     111,033            17,459
   Loss on investment transaction                                                        71,000           296,952
                                                                                      ---------          ---------
         Total Costs and Expenses                                                     7,362,655           314,411
                                                                                      ---------          ---------
Income (Loss) From Continuing Operations                                             (7,128,995)           22,544
                                                                                      ---------          ---------
Discontinued Operations:
   Loss from discontinued operations                                                 (6,792,222)        (2,806,096)
   Gain on sale of discontinued operations                                              537,732              -
                                                                                     ----------         ----------

         Net Loss                                                                  $(13,383,485)      $ (2,783,552)
                                                                                    ============        ===========

Basic Income (Loss) Per Common Share:
   Continuing operations                                                        $         (1.75)      $       .01
   Discontinued operations                                                                (1.67)            ( .96)
   Gain on sale of discontinued operation                                                   .13                -
                                                                                      ----------         ---------
     Basic Loss per Common Share                                                $         (3.29)      $     ( .95)
                                                                                      ==========       ===========

Diluted Income (Loss) Per Common Share:
  Continuing operations                                                         $         (1.75)      $       .01
  Discontinued operations                                                                 (1.67)             (.74)
  Gain on sale of discontinued operations                                                   .13                -
                                                                                       ---------         ---------
    Diluted Loss per Common Share                                               $         (3.29)      $      (.73)
                                                                                      ==========       ===========


Weighted Average Number of Basic Common
Shares Outstanding                                                                     4,074,061         2,937,724
                                                                                      ==========        ==========

Weighted Average Number of  Diluted
Common Shares Outstanding                                                              4,074,061         3,814,259
                                                                                       =========        ==========





          See accompanying notes to consolidated financial statements.

                        MyTurn.com, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    Other                Total
                               Preferred Stock     Common Stock        Additional  Accumulated  Comprehensive Treasury Shareholders'
                               ---------------     ------------         Paid-in
                                Shares   Amount    Shares    Amount     Capital      Deficit    Income(Loss)   Stock      Equity
                                ------   ------    ------    ------      -----       -------    ------------   -----      ------
Balance at December 31, 1997      -        -     2,838,450   $28,385   8,061,443   $(4,837,169)     -         $(47,085)  $3,205,574
 Exercise of stock options        -        -        24,895       248      68,339       -            -          (47,085)      21,502
 Private offering of shares
  Preferred Series A            3,250       33     327,103     3,271   4,719,842       -            -                     4,723,146
 Exchange of common
  shares for Preferred
  Series B                      1,750       17       -           -       531,525       -            -         (531,542)        -
 Share issued for professional
  fees                            -         -       75,000       750     280,500       -            -                       281,250
 Unrealized loss on investment    -         -        -           -         -                     (150,000)        -        (150,000)
 Net loss                         -         -        -           -         -        (2,783,552)     -             -      (2,783,552)
                                --------  ------  ---------   --------  ---------   ----------    --------       ------   ----------
Balance at December 31, 1998    5,000       50   3,265,448    32,654  13,661,649    (7,620,721)  (150,000)    (625,712)   5,297,920
 Exercise of stock options        -         -      701,847     7,018   1,983,264       -            -         (504,498)   1,485,784
 Grant of stock options for
  consulting services             -         -        -           -       212,800       -            -             -         212,800
 Exercise of warrants             -         -      101,900     1,019     304,681       -            -             -         305,700
 Issue of warrants for
  consulting services             -         -        -           -     1,691,408       -            -             -       1,691,408
 Shares issued for
  professional fees               -         -      797,398     7,974   2,965,598       -            -         174,703     3,148,275
 Sale of stock in private
  placements                      -         -    1,565,000    15,650   2,252,506       -            -             -       2,268,156
 Change in unrealized loss
  on investment                   -         -        -           -         -           -         150,000          -         150,000
 Conversion of Series A
  Preferred Stock              (3,250)     (33)    650,000     6,500      (6,467)      -            -             -            -






 Conversion of Series B
  Preferred Stock                (380)      (3)     71,028      710         (707)     -            -              -            -
 Common Shares granted
  for GlobalPC acquisition        -         -      634,284    6,343    2,761,038      -            -              -       2,767,381
 Class B Warrants issued for
  GlobalPC acquisition            -         -        -          -      6,845,040      -            -              -       6,845,040
 Class C Warrants issued for
  GlobalPC acquisition            -         -        -          -      1,378,800      -            -              -       1,378,800
 Warrants issued for
  Geoworks license                -         -        -          -      1,395,900      -            -              -       1,395,900
 Stock bonus to
  officers and directors          -         -        -          -      1,761,550      -            -              -       1,761,550
 Repricing of non-employee
  options                         -         -        -          -         58,451      -            -              -          58,451
 Net loss                         -         -        -          -           -      (13,383,485)    -              -     (13,383,485)
                               ------    -------  --------- -------- ------------ ------------  ----------   ----------- -----------

Balance at December 31, 1999     1,370   $  14    7,786,905 $ 77,868  $37,265,511 $(21,004,206) $  -        $(955,507)  $15,383,680
                               =======   =======  ========= ======== ============  ============ ==========   ========== ============






           See accompanying notes to consolidated financial statements.

                        MyTurn.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended
                                                              December 31,
                                                           -------------------

                                                          1999         1998
                                                          ----         ----
Cash Flows from Operating Activities:
  Net loss                                           $(13,383,485)  $(2,783,552)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Loss from discontinued operations                 6,792,222     1,656,096
      Gain on sale of discontinued operations            (537,732)       -
      Write-off of impaired loan                            -         1,150,000
      Common Stock issued for consulting services         590,573        -
      Warrants issued for consulting services           1,691,408        -
      Stock bonus to officers and directors             1,761,550        -
      Repricing of non-employee options                    58,451        -
      Depreciation and amortization                       111,872        -
      Loss on settlement of legal claim                    71,000        -
      Loss on sale of short-term investments               36,818        -
                                                       (2,807,323)      22,544
                                                       ==========     ========

Changes in assets and liabilities net of effects from acquisitions and dispositions:

     Increase in interest receivabl                        (8,889)        -
     Decrease in tax refund receivable                        -         29,868
     Decrease in prepaid expenses and other assets        111,464         -
     Increase in inventory                               (165,394)        -
     Increase in security deposits                        (25,569)        -
     Increase in accounts payable and accrued expenses    192,748         -
     Decrease in other payable                            (18,314)        -
                                                         ---------     -------
                                                           86,046       29,868
                                                         ---------     -------

 Net cash provided by (used in) continuing operations  (2,721,277)      52,412
                                                       -----------      ------

 Net cash used in discontinued operations              (3,312,121)  (1,330,626)
                                                       -----------  -----------

 Net cash used in operating activities                 (6,033,398)  (1,278,214)
                                                       -----------  ----------

Cash Flows from Investing Activities:
 Capital expenditures of discontinued operations         (124,935)  (1,913,517)
 Purchase of marketable securities                         -        (2,000,000)
 Proceeds from sale of marketable securities            1,963,182       -
 Advances to Global PC                                 (1,541,246)      -
 Proceeds from sale of public safety division             500,000       -
 Proceeds from sale of network marketing customer lists   250,000       -
                                                         --------   ---------
 Net cash provided by (used in) investing activities    1,047,001   (3,913,517)
                                                        ---------  -----------

Cash Flows from Financing Activities:
 Net cash used in discontinued operations                 (6,534)     (105,770)
 Proceeds from exercise of stock options and warrants  1,791,484        21,502
 Net proceeds from private placements of common stock  2,177,468     4,723,146
 Loan repayment to former officer                        (50,000)        -
 Net cash provided by financing activities             3,912,418     4,638,878
                                                       ---------    ----------
Net Decrease in Cash and Cash Equivalents:            (1,073,979)     (552,853)

 Cash and Cash Equivalents at Beginning of  Year       2,528,400     3,081,253
 Cash and Cash Equivalents at End of  Year           $ 1,454,421    $2,528,400
                                                     ===========   ===========

          See accompanying notes to consolidated financial statements.

NOTE 1 - DESCRIPTION OF COMPANY AND BUSINESS ACQUISITION

     Coastal Computer Systems, Inc., a New York company, was formed on March 31,1983. On October 18, 1996 Coastal Computer Systems, Inc. was reincorporated in Delaware under the name Compu-DAWN, Inc. On January 20, 2000 Compu-DAWN, Inc. changed its name to MyTurn.com, Inc. (the "Company"). From 1983, until January 1999, the Company was primarily engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies.

     On January 8, 1999, the Company's wholly-owned subsidiary, e.TV Commerce, Inc. ("e.TV") acquired certain assets of LocalNet Communications, Inc. ("LocalNet") pursuant to a surrender of collateral to satisfy secured loans made by the Company to LocalNet (see Note 3). From January 8, 1999 through June 1999, the Company, through e.TV, operated in the Internet, e-commerce and telecommunications business, marketing products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a relationship-based referral marketing organization (see
Note 9).

     In May 1999, the Company adopted a plan to dispose of the assets which made up the public safety software division and ceased selling products and services through network marketing activities. In July 1999, the Company sold primarily all of the assets which made up its public safety software division to an unrelated third party (see Note 9).

     From July 1999 through December 1999, the Company derived revenues primarily from Internet subscription fees, while focusing on fund raising efforts and on finalizing the asset purchase transaction with Global PC, Inc.

     On December 22, 1999 the Company acquired substantially all the tangible and intangible assets of Global PC, Inc.("Global PC"). Global PC has developed enhancements to GEOS, a simplified, user friendly, computer operating system owned by Geoworks, Inc. In addition, Global PC has developed a series of software applications. The GEOS operating software is to be embedded in a low cost "easy to use" personal computer (the "GlobalPC Device"), along with the application software developed by Global PC.

     The purchase price consisted of 634,284 shares of Common Stock, warrants to purchase 2,284,400 shares of Common Stock at an exercise price of $2.50 per share, the assumption of certain liabilities, as well as $1,541,246 of cash, previously provided to Global PC in the form of loans. The Company may be required to provide additional contingent consideration in the form of warrants to purchase up to 2,269,284 shares of Common Stock at a price of $2.50 per share if certain milestones for registered users of Internet access service utilizing the Global PC Device are achieved by March 31, 2002 (see Note 8).

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     The acquisition was accounted for as a purchase and the related net assets were included in the financial statements at their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of the net assets acquired and liabilities assumed has been recorded as goodwill and is being amortized over three years. The results of the acquired business have been included in the consolidated financial statements since the December 22, 1999 acquisition date. The aggregate purchase price of $12,600,467, including fees and expenses, was allocated as follows:

         Software development costs                $    2,115,000
         Inventory                                         57,000
         Property, plant and equipment                    113,772
         Goodwill                                      10,824,830
         Liabilities assumed                              (95,662)
         Other liabilities                               (414,473)
                                                        ---------
                                                    $  12,600,467
                                                      ============

     Following are the Company's unaudited pro forma results for 1999 and 1998 assuming the acquisition occurred on January 1, 1998:

                                                       1999              1998
                                                       ----              ----
        Revenues                                 $    344,513       $   342,199
        Net loss                                 $(20,544,289)      $(8,758,980)
        Basic loss per share                     $      (4.36)      $     (2.45)
        Diluted loss per share                   $      (4.36)      $     (1.97)

     The pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies used in the preparation of the accompanying financial statements follows:

(a)  Principles of Consolidation:

     The accompanying financial statements have been prepared on a consolidated basis to include the accounts of the Company and its wholly-owned subsidiaries, GPC Acquisition Corp., Inc., e.TV Commerce, Inc., and e.Tel, Inc. All significant inter-company accounts and transactions have been eliminated.

(b)  Use of Estimates:

     In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, that affect the reported amounts of assets and

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

liabilities and disclosures of contingent assets and liabilities at the date of the financial statement, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)  Financial Instruments:

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents.

     At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the soundness of these financial institutions and feels the Company's risk is negligible.

     As of December 31,1999, the fair value of cash equivalents, receivables, accounts payable and debt instruments approximate their carrying value.

(d)  Marketable Securities:

     At December 31, 1998, marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are included in shareholders' equity as other comprehensive income (loss). There were no unrealized gains or losses at December 31, 1999.

(e)  Inventories:

     Inventories consist of computer components and subassemblies and are stated at the lower of cost, as determined using the first-in first-out (FIFO) method, or market.

(f)  Fixed Assets:

     Fixed assets are recorded at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

         Computer equipment                 5 years
         Software                           5 years
         Furniture and fixtures             7 years

     Additions and major renewals are capitalized. Maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the useful life of the asset or the lease, whichever is shorter.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(g)   Goodwill:

     Cost in excess of fair value of net assets acquired (Goodwill) is being amortized on the straight- line method over three years. If it became probable that the projected future undiscounted cash flows associated with the acquired assets were less than the carrying value of the goodwill, the Company would recognize an impairment loss in accordance with the provisions of Statement of Financial Accounting Standards No.121, Accounting for the Impairment of Long Lived Assets to be Disposed of. "

(h)  Intangibles:

     The Company's intangible assets include software development costs, licenses and certain web- site development costs. Software development costs will be amortized on the units-of-production method based on the number of computer devices manufactured. Amortization calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. Licenses are being amortized on the straight-line method over the life of the license agreement of 5 years. Web-site development costs are being amortized on the straight-line method over their estimated useful life of 2 years.

     The Company will review the carrying value of their intangible assets on a quarterly basis to determine if there has been an impairment. Should the review indicate that an intangible asset is not recoverable, the Company's carrying value of that intangible asset will be reduced. No impairment was recognized in 1999.

(i) Software Development Costs:

     The Company reflects costs incurred in establishing the technological feasibility of computer software to be leased or sold, as research and development costs, and expenses such costs in the period incurred. Research and development costs for the years ended December 1999 and 1998 aggregated $ 0 and $ 515,788, respectively, and are included in the loss from discontinued operations (Note 9).

     The Company's policy is to capitalize software development costs after technological feasibility of a product has been established. Capitalization of computer software costs is discontinued when the product is available to be sold or leased.

(j)  Revenue Recognition:

     Through July 1999, the Company generated revenues primarily from the granting of non- exclusive, non-transferable and non-assignable licenses to use software it has developed, through fixed price contracts. Revenues from such fixed price contracts were recognized using the percentage of completion method of accounting. The Company retained title to the software and warrants that it will provide technical support and repair any defects in the software at no charge. The warranty period for each contract was negotiated individually, for periods ranging from 90 days to three years. To date, repair costs have been minimal and therefore the Company has not established a reserve for such

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

warranty costs. Additionally, the Company provided post-contract customer support to licensees of its software. Revenues from such services were recognized ratably over the period of performance. Fees billed and/or received prior to performance of service were reflected as deferred revenue. For the years ended December 31, 1999 and 1998, all such revenues and warranty costs have been included in the loss from discontinued operations (See Note 9). In connection with the July 1999, sale of the company's public safety software business, the obligations associated with contracts to install, service and maintenance of these software systems were assigned to the purchaser.

     Subsequent to July 1999, revenue is being generated solely from monthly Internet subscription fees. The Company collects monthly fees from subscribers and currently remits 50% to a third party Internet service provider ("ISP"). For the year ended December 31, 1999, gross revenues from subscribers totaled $372,291 and costs to the ISP were $489,103.

(k)  Advertising Costs:

     Advertising  costs, are expensed as incurred.  For the years ended December
31,  1999  and  1998,   advertising   costs  aggregated   $21,032  and  $19,449,
respectively.

(l)  Income Taxes:

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to net operating loss and tax credit carry forwards, measured by enacted tax rates for years in which taxes are expected to be paid or recovered. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

(m) Stock-Based Compensation:

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting For Stock Issued to Employees." Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's Common Stock at the date of grant. The Company discloses certain pro-forma information as if the Company used the fair value method to account for employee stock based compensation. All stock based awards to non-employees are accounted for using the fair value method.

     On March 31, 1999, the FASB issued an Exposure Draft, "Accounting for Certain Transactions Involving Stock Compensation". This Exposure Draft will have an impact on the Company's accounting for certain stock option repricings and acceleration of vestings that occurred during 1999. It is expected that the FASB will issue a final Interpretation on these topics in the second quarter of 2000. The effects of applying the Interpretation will be recognized on a prospective basis upon

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

issuance of the final interpretation.

(n) Earnings (Loss) Per Share:

     Basic net loss per share is computed using the weighted average number of Common Shares outstanding for the period. For 1999, diluted net loss per share is the same as basic net loss per share as the effects of including potentially dilutive securities in the computation is anti-dilutive. Common Stock equivalent shares consist of convertible Preferred Stock, stock options and warrants. For the year ended December 31, 1999, options and warrants to purchase 4,529,148 shares of Common Stock and Preferred Stock convertible into 256,075 shares of Common Stock were excluded from the calculation of earnings per share since inclusion would be anti-dilutive.

(o)  Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(p)  Comprehensive Loss:

The components of comprehensive loss were as follows:

                                              1999                     1998
                                              ----                     ----

Net loss                                  $  (13,383,485)         $  (2,783,552)

Unrealized holding losses
on marketable securities                       -                       (150,000)
                                            -------------           ------------
Comprehensive loss                        $ (13,383,485)          $  (2,933,552)
                                           =============           =============

NOTE  3 - LOAN RECEIVABLE

     Through December 1998, the Company loaned an aggregate of $1,900,000 to LocalNet, an unaffiliated Florida corporation in the telecommunications and Internet services marketing business. LocalNet entered into 12%, collateralized promissory notes due in one year, at which time all interest and principle was payable. The notes were collateralized by an interest in all of LocalNet's tangible and intangible assets and a pledge of the Common Stock owned by its Chief Executive Officer and the Chairman of its Board, which represented a 63.1% ownership interest in LocalNet, in the aggregate.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     At December 31, 1998, the Company determined that the fair value of the assets collateralizing the loan was $736,318. Accordingly the loan receivable was written down by $1,150,000 in 1998. On January 8, 1999, LocalNet surrendered the assets representing the collateral underlying this loan. In March 1999, the Company determined that the fair value of the assets received by LocalNet was $244,000 and accordingly wrote-off the remaining loan balance of $592,318 in 1999 which included additional advances of $100,000 made to LocalNet in 1999 prior to the surrender of assets. The write off of the loan balance in 1999 and 1998 is included in discontinued operations in the respective year.

NOTE 4 -FIXED ASSETS

Fixed assets consist of the following at December 31, 1999:

                                                             1999
                                                             ----

Computer equipment                                        $ 183,962
Furniture and fixtures                                       31,269
Software                                                     11,772
Leasehold improvements                                        1,551
                                                              -----
                                                            228,554
Less:  accumulated depreciation                             (14,054)
                                                            -------
                                                          $ 214,500
                                                          =========

Depreciation expense for the years ended December 31, 1999 and 1998 aggregated $14,054 and $82,674, respectively. Depreciation expense for the year ended December 31, 1998 is included in the loss from discontinued operations (Note 9).

NOTE 5 - NOTE PAYABLE

     In April 1997, the former Chairman of the Board of the Company agreed to extend the Company a $500,000 credit line for a period of two years, collateralized by all the assets of the Company. At December 31, 1998 the balance outstanding on this credit line was $50,000, which was payable in quarterly installments of $25,000 plus interest at 10% per annum. This credit line was paid in full during 1999.

     In January 1999, the Company assumed a LocalNet note payable to a bank as part of the surrender of certain assets by LocalNet (see Note 3). At December 31, 1999, the balance outstanding on this note payable was $22,408 with principle and interest payable monthly at an interest rate of 11.13% per annum.

     For the years ended December 31, 1999 and 1998, the interest expense relating to these loans aggregated $4,760 and $10,208, respectively.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

Annual maturities of the note payable are as follows at December 31, 1999:

         2000     $    7,120
         2001          7,954
         2002          7,334
                  ----------
                  $   22,408
                  ==========

NOTE 6 - CAPITAL STOCK

     The Company's capital stock consists of Common Shares ("Common Stock") with a $.01 par value and Convertible Preferred Shares ("Preferred Stock") with a $.01 par value. Holders of Common Stock have one vote per Common Share and are entitled to receive dividends when, and if declared by the Board of Directors. The Company has not declared or paid dividends to date.

     The Preferred Stock consists of:

     (a) Series A Preferred Stock which are convertible in whole or in part, at the option of the holders thereof, into shares of Common Stock at a conversion price which is determined at the date of conversion as 85% of the average of the five lowest closing bid prices of the Company's Common Stock for the 25 consecutive trading days immediately preceding the date of determination not to exceed $8.025 per share. The number of Common Shares issuable upon conversion is determined by a formula based on the market price at the time of conversion. Holders of Series A Preferred Stock have no voting rights and are not entitled to receive dividends. During 1999, all shares of Series A Preferred Stock were converted into shares of Common Stock.

     (b) Series B Preferred Stock which are convertible in whole or in part, at the option of the holders thereof, into 327,103 shares of Common Stock at a conversion price of $5.35 per Common Share, subject to certain adjustments. Holders of Series B Preferred Stock have no voting rights and are not entitled to receive dividends unless, dividends are declared on the Common Stock. During 1999, 380 shares of Series B Preferred Stock were converted into shares of Common Stock.

     On June 5, 1998, the Company completed a private offering of its securities, whereby it sold to the purchasers the following:

         (a)      3,250 shares of the  Company's  Series A Preferred  Stock;

         (b)      327,103 Common Shares of the Company; and

         (c) warrants to acquire an aggregate of 90,207 Common Shares at an exercise price of $8.025 per share, subject to adjustment under certain circumstances.

     The aggregate purchase price for the foregoing securities was $5,000,000; net proceeds from this private placement aggregated approximately $4,723,000.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

     On September 26, 1998, pursuant to a Securities Exchange Agreement between the Company and the purchasers, the Company issued to the purchasers 1,750 shares of Series B Preferred Stock, par value $.01 per share, in exchange for the 327,103 shares of Common Stock previously issued.

     During 1998, options were exercised to acquire 24,895 shares of Common Stock, for which the Company received $21,502 in cash proceeds and 4,380 shares of Company Common Stock with a fair market value of $47,085.

     In January 1999, holders of 1,575 Series A Preferred Stock and 270 Series B Preferred Stock, converted such shares into 315,000 and 50,467 common shares, respectively.

     In February 1999, the Company issued the following:

          (a) 10,000 shares of Common Stock to a consultant for services rendered in October 1998. The value of these services, $15,000, was accrued at December 31, 1998;

          (b) 117,398 shares of Common Stock to a supplier of inventory to e.TV as an inducement to enter into a contract with the Company. These shares were valued at the market price at the date of issuance, for an aggregate of $606,815; and

          (c) 30,000 shares of Common Stock in connection with a consulting contract. These shares were valued at $168,750, the aggregate market value at the date of issuance.

     In May 1999, the Company issued 62,500 shares of Common Stock to a former officer out of the Company's treasury as consideration for consulting services valued at $312,500. In June 1999, in connection with an amended and restated termination agreement, this former officer received an additional 75,000 shares of Common Stock, valued at $365,625.

     In May and June 1999, options and warrants were exercised to purchase 97,500 and 8,000 shares of Common Stock, respectively for which the Company received $384,000 in cash proceeds.

     In June 1999, holders of 600 Series A Preferred Stock converted such shares into 120,000 shares of Common Stock.

     In July 1999, the Company issued 75,000 shares of Common Stock, valued at $389,063, to an unaffiliated party in consideration of such party's agreement to provide certain support and administrative services to the Company after the acquisition of the e.TV business.

     In July and August 1999, options and warrants were exercised to purchase 9,250 and 18,100 shares of Common Stock, respectively for which the Company received $87,050 in cash proceeds.

     In August 1999, the Company issued 62,500 shares of Common Stock in a private placement for cash proceeds of $96,875.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

     In October 1999, the Company issued the following:

          (a) 10,000 shares of Common Stock to option holders, upon exercise, for which the Company received $10,000 in cash proceeds;

          (b) 50,000 shares of Common Stock, valued at $109,375, to a consultant for services rendered in 1999;

          (c) 25,000 shares of Common Stock, valued at $71,000, as part of a litigation settlement (See Note 14); and

          (d) 740,000 shares of Common Stock for proceeds of $844,345, net of offering costs, in connection with a private placement.

     In November 1999, the Company issued the following:

          (a) 260,200 and 22,400 shares of Common Stock to option and warrant holders, respectively, upon exercise, for which the Company received $626,150 in cash proceeds;

          (b) 15,000 shares of Common Stock valued at $43,125, plus $10,000 in cash, to an entity in consideration for all rights, title, interest, and trademark for "MyTurn" and the domain name "MyTurn.com";

          (c) 675,000 shares of Common Stock and warrants to purchase 337,500 shares of Common Stock, at an exercise price of $3.00 per share, for the investment of $1,100,623 net of offering costs, in connection with a private offering;

          (d) 400,000 shares of Common Stock issued to investment advisers, for investment banking services rendered in 1999, valued at approximately $950,000; and

          (e) 200,000 shares of Common Stock in connection with the development of the web-site, valued at approximately $804,000.

     In December 1999, the Company issued the following:

          (a) 324,897 and 53,400 shares of Common Stock to option and warrant holders, respectively, upon exercise, for which the Company received $684,284 in cash proceeds;

          (b) 32,954 shares of Common Stock, valued at $205,960, to a vendor for extinguishment of $187,237 of debt;

          (c) 87,500 shares of Common Stock issued in a private offering for the investment of $135,625; and

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


          (d) 634,284 shares of Common Stock in connection with the net assets acquired from Global PC (See Note 1).

     In December 1999, the Board approved a stock bonus of 277,000 shares to be issued out of the Company's treasury stock, valued at $1,761,550.

     In December 1999, holders of 1,075 Series A Preferred Stock converted such shares into 215,000 shares of Common Stock and holders of 110 Series B Preferred Stock converted such shares into 20,561 shares of Common Stock.

NOTE 7 - STOCK OPTIONS

     In October 1996, the Company established a Stock Option Plan under which options to purchase 2,000,000 Common Shares may be granted to eligible persons. Options under this plan expire in ten years and vest over service periods ranging from immediately to ten years. A summary of the activity in the Company's stock option plan, excluding options granted in 1999 in excess of the Plan, is presented below:

                                       Number             Weighted Average
                                         of                Exercise Price
                                       Shares                Per Share

Balance at January 1, 1997             491,950         $        .45
Options granted                        278,311                 4.04
Options exercised                     (410,417)                 .32
Options canceled/forfeited             (55,000)                1.69
-------------------------------------------------------------------
Balance at December 31, 1997           304,844                 3.69
Options granted                        490,100                 5.82
Options exercised                      (24,895)                2.76
Options canceled/forfeited            (265,083)                6.65
-------------------------------------------------------------------
Balance at December 31, 1998           504,966                 4.22
Options granted                      1,059,722                 2.64
Options exercised                     (701,847)                2.12
Options canceled/forfeited                -                      -
------------------------------------------------------------------
Balance at December 31, 1999           862,841         $       2.97
                                       =======         ============

     In 1998, no compensation expense related to the options was recorded since the options were granted at an exercise price equal to or greater than the market value of the Common Stock on the grant date.

     In 1999, certain employee stock options, granted in 1999, were repriced to a price equal to the market price on the day of repricing. Additionally, in 1999, vesting periods related to certain stock

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

options previously granted were accelerated. As a result of a recent FASB Exposure Draft, "Accounting for Certain Transactions Involving Stock Compensation", the Company expects to recognize a significant stock compensation charge, beginning July 1, 2000, in connection with these modifications to the extent the options have not been exercised.

     During 1999, the Company granted 4,058,083 options in excess of the 2,000,000 options grantable under the 1996 Stock Option Plan. The measurement date for these options is January 20, 2000, the date the Shareholders approved an increase in the number of shares available for granting under the Plan to 10,000,000. Accordingly, no compensation expense associated with these options was recognized in 1999. During 1999, 220,700 of these options were exercised and 146,500 were canceled/forfeited (see Note 15).

     A summary of stock options outstanding and exercisable, excluding options granted in excess of the Plan, as of December 31, 1999 follows:


                 Number                Weighted Average             Number
              Outstanding                Remaining             Exercisable at
Exercise    at December 31,             Contractural            December 31,
  Price          1999                   Life (years)                1999
  -----          ----                   ------------                ----


 $2.00           1,666                        7                    1,666

  2.50         669,605                        5                  297,250

  3.00          63,500                        7                   60,168

  3.25          44,770                        4                   44,770

  5.00          83,300                        6                   84,968
                ------                                            ------

               862,841                                           488,822
               =======                                           =======

     In January 1999, the Company granted options to purchase 70,000 shares of Common Stock to a non-employee for consulting services at an exercise price of $3.25, valued at $212,800. These options were subsequently repriced to the market price of $2.50.

     On January 8, 1999, the Company granted options to employees to purchase 989,722 shares of Common Stock, at market, with an exercise price of $3.25, of which 934,555 shares were subsequently repriced to the market price of $2.50.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rates of 6.46% and 5.0%; dividend yields of 0% and 1.5%; volatility factors of the expected market price of the Company's Common Stock of 107% and 60%; and a weighted-average expected life of the options of seven years.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

     The Company's pro forma information for the years ended December 31, 1999 and 1998, prepared in accordance with SFAS 123 is provided below. For purposes of pro-forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

                                      1999                  1998
---------------------------- ----------------------  --------------------------

Net Loss:
 As reported                 $ (13,383,485)          $  (2,783,552)
 Pro forma                   $ (17,147,216)             (3,140,736)
---------------------------- ----------------------  --------------------------

Basic loss per share
 As reported                 $       (3.29)          $       (0.95)
 Pro forma                   $       (4.21)                  (1.07)
---------------------------- ----------------------  --------------------------

NOTE 8 - STOCK WARRANTS:

     In 1998, the Company completed a private offering of its securities, whereby it sold warrants to acquire an aggregate of 90,207 shares of Common Stock at an exercise price of $8.025 per share.

     In June 1999, the Company entered into a consulting agreement, whereby upon execution of the agreement, the Company issued warrants valued at $108,030 to purchase 30,000 Shares of Common Stock at a price of $5.219 per share. The warrants were fully vested in 1999 and will expire May 31, 2002. The holder is entitled to additional warrants to purchase 45,000 Common Shares if it introduces the Company to a source of funding. These warrants will have an exercise price equal to the sale price per share in such funding and will be exercisable for three years from the date of issuance. The Company recorded the expense in 1999.

     In November 1999, the Company issued warrants to purchase 337,500 shares of Common Stock at an exercise price of $3.00 per share in connection with a private offering. These warrants expire on November 5, 2004 and vested on the date of the agreement.

     In November 1999, the Company entered into an investment banking agreement pursuant to which warrants to purchase 60,000 shares of Common Stock at a price of $1.50 per share, valued at $156,840, were issued. These warrants expire on November 12, 2004 and vested on the date of the agreement. The Company recorded the expense in 1999.

     In December 1999, the Company entered into a consulting agreement, whereby the Company issued warrants to purchase 100,000 shares of Common Stock at a price of $6.50 per share, valued at $505,200. These warrants expire on December 14, 2004 and vested on the date of the agreement. The Company recorded the expense in 1999. The Company agreed to issue additional warrants upon reaching certain performance goals.

     In December 1999, the Company entered into a consulting agreement, whereby the Company issued warrants to purchase 75,000 shares of Common Stock at a price of $3.187, valued at $410,400. These warrants

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

expire on December 14, 2004 and vested on the date of the agreement. The Company recorded the expense in 1999.

     In December 1999, the Board authorized warrants to purchase 50,000 Common Shares at a price of $13.62 to be issued on January 24, 2000 for consulting services performed in 1999. These warrants, valued at $510,938, will expire on January 23, 2005 and fully vest on January 24, 2000. The Company recorded the expense in 1999.

     In December 1999, the Company entered into a license agreement, whereby the Company agreed to pay $541,084 in cash and issued warrants to purchase 250,000 shares of Common Stock at a price of $4.50, valued at $1,360,900 in exchange for a license to certain technology to be embedded in the GlobalPC device. These warrants expire on December 21, 2004 and vested on the date of the agreement.

     In connection with the December 1999, Global PC acquisition (Note 1), the Company agreed to issue warrants to purchase Common Stock of the Company as follows:

1. exercisable into 2,269,284 shares of Common Stock at a price of $2.50 per share exercisable from April 1, 2002 through June 30, 2004 contingent upon the Company achieving certain milestones for registered users of Internet access service utilizing the GlobalPC Device by March 31, 2002.

2.        exercisable  into 1,901,400 shares of Common Stock at $2.50 per share.
          The Class B warrants may be exercised through June 30, 2004 as follows: (a) up to 30% of the shares underlying the Class B warrants on and after 90 days from the date of grant and (b) another 23 1/3% of the shares underlying the Class B warrants on and after each of the first, second, and third anniversary of the date of grant.

3. Class C Common Stock purchase warrants exercisable into 383,000 shares of Common Stock at a price of $2.50 per share. The Class C warrants may be exercised at any time one year from the date of grant through June 30, 2004.

     The Class A, B and C warrants become exercisable to purchase all of the shares under warrant upon a change in control event, as defined.

     Notwithstanding the foregoing, the Class A, B and C Warrants are only exercisable to the extent they would not violate the rules of the Nasdaq Stock Market relating to the requirement for stockholder approval for the issuance of securities in certain instances.

     The Class A, B, and C warrants provide for adjustments of the exercise price and the number of shares issuable in the event of future dilution.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

A summary of the status of the Company's stock purchase warrants as of December 31, 1999 is presented below:


                                                   Weighted             Number
                                Number              Average           Exercisable
                             Outstanding           Remaining              at
                             at December          Contractual          December               Weighted Average
     Exercise Price            31, 1999          Life (years)          31, 1999                Exercise Price
     --------------------------------------------------------------------------------------------------------

        $1.50                 60,000                   5              60,000                      $1.50

         2.50              2,284,400                   5                   -                       2.50

         3.00                726,700                   3             624,800                       3.00

         3.19                 75,000                   5              75,000                       3.19

         4.50                250,000                   5             250,000                       4.50

         5.22                 30,000                   3              30,000                       5.22

         6.50                100,000                   5             100,000                       6.50

         8.03                 90,207                   4              90,207                       8.03

        13.62                 50,000                   5                -                         13.62
                              ------                                 ---------

                           3,666,307                                1,230,007
                           =========                                =========


NOTE 9 - DISCONTINUED OPERATIONS

     In May 1999, the Company decided to divest itself of its public safety software business and on July 2, 1999 the Company consummated the sale of this division to Admit Computer Services, Inc. The Company received $500,000 in cash, for a net gain of $287,732, and is entitled to receive software royalty payments for five years ranging from 6.25% to 10% from future sales of products containing the Company's technology or former customers of the Company's public safety software business. To date, royalty payments have been inconsequential.

     On June 29, 1999, the Company discontinued its network referral marketing operations, the e.TV subsidiary. In July 1999, the Company sold its independent representative database and assigned its long distance business to another network marketer of telecommunication products for $250,000 in cash.

     As a result of the events and transactions described above, the financial statements of the Company have been restated to report separately the net assets (liabilities) and operating results of the discontinued businesses. Components of amounts reflected in the statements of operations, balance sheets and cash flow statements are presented in the following table.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



                                                                                    December 31,
----------------------------------------------------------- ------------------------------------------------------------

Income statement data                                                   1999                           1998
----------------------------------------------------------- -----------------------------  -----------------------------

Revenues                                                             $ 2,774,949                     $ 911,534
----------------------------------------------------------- -----------------------------  -----------------------------

Cost and expenses                                                     (9,567,171)                   (3,717,630)
                                                                     ------------                   -----------
----------------------------------------------------------- -----------------------------  -----------------------------

Loss from discontinued operations before
     income tax expense (benefit)                                   $ (6,792,222)                 $ (2,806,096)
----------------------------------------------------------- -----------------------------  -----------------------------

Income tax expense (benefit)                                              -                              -
                                                                    -------------                 -------------
----------------------------------------------------------- -----------------------------  -----------------------------

Loss from discontinued operations                                   $ (6,792,222)                 $ (2,806,096)
                                                                    ============                  ============
----------------------------------------------------------- -----------------------------  -----------------------------


Balance sheet data                                                                   December 31, 1999

                                                                                       $ (512,197)
                                                                                       ==========
-----------------------------------------------------------

Net liabilities of discontinued operations
----------------------------------------------------------- ----------------------------------------------------------



                                                                                    December 31,
----------------------------------------------------------- ------------------------------------------------------------

Cash flow data                                                          1999                           1998
----------------------------------------------------------- -----------------------------  -----------------------------

Loss from discontinued operations                                   $ (6,792,222)                  $ (2,806,096)
----------------------------------------------------------- -----------------------------  -----------------------------

Gain on sale                                                             537,732                         -
----------------------------------------------------------- -----------------------------  -----------------------------

Stock options granted for consulting services                            212,800                         -
----------------------------------------------------------- -----------------------------  -----------------------------

Common Stock issued for consulting services                            1,919,315                         -
----------------------------------------------------------- -----------------------------  -----------------------------

Change in net assets of discontinued
     operations                                                          810,254                     1,475,470
                                                                         -------                     ---------
----------------------------------------------------------- -----------------------------  -----------------------------

Net cash used in operations                                           (3,312,121)                  (1,330,626)
----------------------------------------------------------- -----------------------------  -----------------------------

Net cash used in investing activities                                   (124,935)                  (1,913,517)
----------------------------------------------------------- -----------------------------  -----------------------------

Net cash used in financing activities                                     (6,534)                    (105,770)
                                                                          ------                     --------
----------------------------------------------------------- -----------------------------  -----------------------------

Net cash used in discontinued operations                            $ (3,443,590)                $ (3,349,913)
                                                                    ============                 ============
----------------------------------------------------------- -----------------------------  -----------------------------

                                     F - 25

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998





NOTE 10 - SUPPLEMENTAL STATEMENTS OF CASH FLOW INFORMATION:


                                                                                    1999             1998
------------------------------------------------------------------------ -------------------  ------------------

Supplemental disclosure of cash flow information:

     Cash paid during year for interest                                              $12,930      $17,459
     Income tax refund received                                                            -       29,868
------------------------------------------------------------------------ -------------------  ------------------

Supplemental schedule of non-cash investing and
financing activities:
   Acquisition of GlobalPC assets in exchange for
     Common Stock and warrants                                                    10,991,221         -
   Liabilities assumed in connection with the acquisition
     of Global PC assets                                                            (510,135)        -
   Purchase of Geoworks license agreement through
     issuance of warrants                                                          1,395,900         -
   Liability in connection with purchase of Geoworks
     license agreement                                                               506,084         -
  Amount capitalized in connection with development of
     the Company's web-site through issuance of Common
     Stock                                                                           580,522         -
  Amount capitalized in connection with purchase of
     web-site domain through issuance of stock                                        43,125         -
  Common Stock issued to investment advisors for
     investment banking services                                                     950,000         -
------------------------------------------------------------------------ -------------------  ------------------

     NOTE 11 - TERMINATION  OF INVESTMENT  TRANSACTION:

     On April 22, 1998, the Company entered into an agreement to acquire an indrect 50% beneficial interest in Press-Loto, a Russian company which has the right to operate the first national on-line lottery in Russia pursuant to a license from the Russian Ministry of Finance to the Union of Journalists of Russia (the "Union"). The agreement provided that, at the closing, 40% of Press-Loto was to be owned by the Union and its charity with a private group holding a minority interest.

     On On September 1, 1998, the Company terminated the aforementioned agreement after conditions to close, were not satisfied. In connection with the termination of the agreement, the Company forgave a loan in the amount of $297,000 in 1998.

Also see Note 14 - Litigation.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 12 -  INCOME TAXES:

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the year ending December 31, 1999 is as follows:

                                              1999
---------------------------------- --------------------

Tax benefit at statutory rate              $(4,550,385)
State tax benefit                             (485,821)
Increase in valuation allowance              5,017,290
Other                                           18,916
                                                ------
  Total                                    $      -
                                           ===========
---------------------------------- --------------------

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 1999:

                                              1999
---------------------------------- --------------------

Current deferred taxes:
  Current deferred tax assets:
    Vacation accrual                       $   26,981
    Accrued settlement costs                  107,622
    Depreciation                                8,787
                                                -----
                                              143,390
    Less valuation allowance                 (143,390)
                                             --------
      Total current deferred tax assets    $     -
                                           ==========
---------------------------------- --------------------

Non-current deferred taxes:
  Non-current deferred tax assets:
    Net operating loss carry forward       $7,204,640
    Research and development credit           152,163
                                              -------

    Less: valuation allowance               7,356,803
      Total noncurrent deferred tax assets (7,356,803)
                                           ----------
                                           $    -
                                           ==========
---------------------------------- --------------------


     The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


     At December 31, 1999, the Company has net operating loss carry forwards for 1999 and 1998 for income tax purposes of approximately $12,952,000, which expire beginning in 2011. The Company also has research and development tax credits of $152,163 that expire beginning in 2011. The Company's ability to benefit from the net operating loss carry forwards and general business credit could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

NOTE  13 - COMMITMENTS AND CONTINGENCIES

     On December 28, 1999, the Company entered into a lease agreement, for executive office space in Florida, which provides for base annual rental payments of approximately $49,000. This lease, which is for a term of five years, has scheduled annual increases of 3% and is renewable. No rent expense associated with this lease was recorded for the year ended December 31, 1999.

     In conjunction with the acquisition of Global PC on December 22, 1999, the Company assumed an existing office lease agreement, for office space in California, which provides for monthly lease payments of $10,000. This lease agreement is on a month-to-month basis.

     In October 1996, the Company entered into a lease, for executive office space in New York, which provides for base annual rental of $85,000. This lease, which is for a term of five years, is being subleased. The present value of the future monthly minimum lease payments has been accrued and charged to the loss on discontinued operations. Rent expense for the years ended December 31, 1999 and 1998, aggregated $86,590 and $78,354, respectively, is included in discontinued operations.

     At December 31, 1999, future minimum rentals for office space are as follows:

              2000                                        $ 49,000
              2001                                          50,470
              2002                                          51,984
              2003                                          53,544
              2004                                          55,150
                                                            ------
                                                         $ 260,148
                                                         =========

     Effective October 1, 1996, the Company entered into a three-year employment agreement with the Chief Executive Officer ("CEO") of the Company. This agreement provided for annual compensation of $250,000 and a performance bonus. On May 11, 1999 the Company and the CEO entered into a termination agreement while simultaneously entering into a consulting agreement. Pursuant to the terms of the consulting agreement, the Company paid the CEO $66,666 in cash and issued him 62,500 Common Shares out of treasury stock. On July 2, 1999, both such agreements were terminated. In connection with the termination of these agreements, the Company paid the CEO $100,000 in cash and issued 75,000 Common Shares to him. Such shares have not been

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

registered under the Securities Act of 1933, as amended, and the Company is under no obligation to register them at any time in the future. The Company is obligated to pay the CEO eighty percent (80%) of the royalty payable by Admit Computer Services, Inc., ("Admit") to the Company. Such royalty is based upon the revenues derived by Admit from the sale or licensing of products and/or assets acquired by Admit from the Company in connection with its purchase of the public safety business (See Note 9 ).

     Effective October 1, 1996, the Company entered into a three-year employment agreement with its President and Chief Operating Officer. This agreement provided for annual compensation of $125,000 and a signing bonus of $15,000. On March 17, 1998 the Company and this officer entered into an agreement terminating his employment agreement. Under the termination agreement, the officer received severance pay of approximately $216,000.

     In January 1997, the Company entered into a three-year Employment Agreement with an employee to serve as the Company's Chief Technology Officer ("CTO"). The agreement provided for an annual base salary of $200,000, $225,000 and $250,000 in the first, second and third years, respectively. On July 31, 1999, the CTO and the Company entered into a Termination Agreement. Pursuant to the terms of the Termination Agreement, the Company paid the CTO $107,500 in cash and granted stock options to purchase 50,000 Common Shares. The former CTO resigned as Class III Director of the Company on April 4, 2000.

     As of December 31, 1999, the Company maintained employment agreements with four officers of the Company. The employment agreements contain provisions requiring each of the officers to receive full salary for the unexpired term of such agreement, in the event of termination for any reason other then death, disability or cause. The maximum payments under these agreements in such event is approximately $1,593,000. The employment agreements also provide for severance benefits as well as disability and death benefits. Two of the employment agreements provide for a bonus up to 50% of base annual compensation each year if certain performance thresholds are met. One of the employment agreements provides for the future granting of five year stock options to purchase 33,250 common shares each year at market price for each one year period that the officer's salary remains at a reduced rate.

     In December 1999, the Company purchased exclusive rights to the GEOS license, from Geoworks Corporation for $541,084 in cash and 250,000 warrants to purchase Common Stock at $2.50 per share, valued at $1,360,900. GEOS is a simplified, user friendly, low cost computer operating system owned by Geoworks, Inc. Pursuant to the conditions of the licensing agreement, the Company is obligated to pay royalties on a per unit basis over the term of the licensing agreement which expires December 31, 2004.

     Future  minimum  royalty  payments   required  to  maintain  the  right  of
exclusivity under the licensing agreement, at December 31, 1999, are as follows:

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

            2000                                         $     75,000
            2001                                            1,275,000
            2002                                            1,200,000
            2003                                            2,250,000
            2004                                            3,000,000
                                                            ---------
                                                           $7,800,000
                                                           ==========

     In connection with the 1999 Private Placement of Common Stock and warrants, the Company committed to file a Registration Statement for the shares issued in this offering with an effective date for the Registration Statement no later than February 1, 2000. As the Company has not yet undertaken to file a Registration Statement for these shares, the Company is subject to pay a penalty of approximately $95,000 per month until this requirement is met.

    NOTE 14 - LITIGATION:

     In July 1999, the Company was notified of a claim for amounts allegedly owed to a third party manufacturer of products previously sold by its discontinued subsidiary, e.TV. The Company disputes this claim. If an action is ultimately brought against the Company, the Company believes it has meritorious defenses and will vigorously defend itself against such an action. The Company has accrued for potential settlement costs estimated to be sufficient to cover the resolution of this claim.

     The Company is a party to an indemnification agreement dated January 8, 1999 (the "Indemnification Agreement") with the Company's President. Pursuant to the Indemnification Agreement, the Company agreed to indemnify this officer up to $170,000 for any liability incurred by him out of an action brought against him and LocalNet. During 1999, the Company paid $21,000 in legal fees pursuant to this Indemnification Agreement. At December 31, 1999, the Company has accrued a liability in the discontinued business caption for $149,000. On January 4, 2000, the Company paid $232,000 on the officer's behalf in settlement of this legal action. In connection with the January 4, 2000 payment in excess of the cap, the officer signed a note payable to the Company for $83,000, bearing interest at 10% per annum with interest and principal payable in one balloon payment due on February 3, 2002.

     On October 27, 1999, the Company settled litigation associated with the failed Press-Loto investment transaction (Note 11). As part of the settlement agreement, the Company issued 25,000 Common Shares, valued at $71,000, and forgave a $297,000 loan to Rugby National Corp., an unrelated third party, which the Company had written off in 1998. Both charges are reported in continuing operations.

                       MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 15 - SUBSEQUENT EVENTS

     During 1999, the Company granted options to purchase 4,058,083 Common Shares in excess of the 2,000,000 Common Shares authorized for issuance upon the exercise of options grantable under the Company's 1996 Stock Option Plan. These options, 68,000 of which were granted to non- employee consultants, had exercise prices ranging from $1.00 per share to $6.38 per share. Options to purchase 3,508,083 Common Shares were granted at the then market price, and the remainder were non-qualified options granted at below market price. Substantially all of these options vested on April 4, 2000.

     On January 1, 2000, the Company granted options to purchase 2,072,500 Common Shares at an exercise price of $2.50 per share, to certain employees who were retained in connection with the acquisition of assets of Global PC which closed on December 22, 1999. These options were also for shares in excess of the 2,000,000 shares originally authorized for issuance under the Company's 1996 Stock Option Plan. These employees were former employees of Global PC who the Company determined were integral to the Company's development, enhancement and sale of the Global PC and related products and services. These options vest in one-third increments in July 2000, January 2001 and January 2002.

     On January 20, 2000, the shareholders approved an amendment to the 1996 Stock Option Plan which increased the number of options available to be granted to 10,000,000. In accordance with generally accepted accounting principles, the Company is required to recognize a non-cash compensation charge measured by the difference between the exercise price of the options granted to purchase such excess 6,133,583 Common Shares, and the then market price of the Company's Common Shares on January 20, 2000. As a result, the Company will recognize a non-cash stock compensation charge commencing in the first quarter of 2000 and extending over the vesting period of those options of approximately $85,000,000. This non-cash earnings charge will not impact the Company's cash flows or net stockholders' equity.

     On January 21, 2000, the Company issued warrants to purchase 1,000,000 Common Shares to a Director who subsequently became the Company's Interim Chief Executive Officer and Chairman of the Board. The Warrants to purchase 500,000 Common Shares vested immediately and the warrants for the remaining 500,000 Common Shares were vested on April 4, 2000. Of these warrants, 500,000 were issued below market with an exercise price of $5.00 per share and 500,000 were issued below market at various prices ranging from $5.00 to $15.00. The Company will recognize a stock compensation charge in the first and second quarters of 2000 related to the warrants which vested on January 21, 2000 and April 4, 2000 of approximately $5,300,000 and $4,600,000, respectively. On April 4, 2000, the Company issued warrants to purchase 500,000 Common Shares at market with an exercise price of $20.25 per share to this Director at the time he became the Company's Interim Chief Executive Officer and Chairman of the Board. The 500,000 warrants issued on April 4, 2000, which vested immediately, were granted in connection with the individual's acceptance of the positions of Interim Chief Executive Officer and Chairman of the Board and to commit his time and resources to the Company, his personal commitment to provide the Company up to $6,000,000, to support ongoing capital requirements of the Company, if necessary, and his

                        MyTurn.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

posting of $3,500,000 as security for the Company's line of credit with a manufacturer. All 1,500,000 warrants described above are exercisable for a period expiring 5 years from the date of issuance.

     In the opinion of the Company's management, the funding committed to by the Interim Chief Executive Officer and Chairman of the Board, and the funds that would be generated from the exercise of options which certain members of management have committed to, will be sufficient to meet the Company's working capital needs, and allow it to meet its obligations on a timely basis, for the next 12 months.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MYTURN.COM, INC.

April 14, 2000                            By:/s/ Michael Fuchs
                                             -------------------------------
                                             Interim Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                             Capacity                        Date

/s/ Michael Fuchs
-------------------------
Michael Fuchs                   Chairman of the Board,          April 14, 2000
                                Interim Chief Executive
                                Officer and Director

/s/ Rudy C. Theale
-------------------------
Rudy C. Theale, Jr.             Vice Chairman of the Board      April 14, 2000
                                and Director


/s/ R.E. (Teddy) Turner, IV
---------------------------
R. E. (Teddy) Turner, IV        Director                        April 14, 2000


/s/ Christopher Liston
---------------------------
Christopher Liston              Director                        April 14, 2000


/s/ Harold Lazarus, Ph.D
---------------------------
Harold Lazarus, Ph.D            Director                        April 14, 2000


/s/ Mark Bradlee
---------------------------
Mark Bradlee                    Director                        April 14, 2000


/s/ Brian Dougherty
---------------------------
Brian Dougherty                 Director                        April 14, 2000


/s/ Joseph Antonini
---------------------------
Joseph Antonini                 Director                        April 14, 2000



---------------------------
Jeffrey H. Coats                Director



/s/ David Greenspan
---------------------------
David Greenspan                 Chief Financial Officer and     April 14, 2000
                                Secretary (Principal Accounting
                                Officer)