Form 10QSB
period 2000-03-31
MYTURN COM INC
filed 2000-05-15
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549E COMMISSION

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

Commission file number 000-22611
                       ---------

                                MyTurn.com, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

                Delaware                                            11-3344575
--------------------------------------                            -------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

             1080 Marina Village Parkway, Alameda, California 94501
             ------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code (510) 263-4800

            960 Atlantic Avenue, Suite 200, Alameda, California 94501
--------------------------------------------------------------------------------
         (Former Name, Former Address and Formal Fiscal Year,
                         if Changed Since Last Report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X          No
    ------         -------

The number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2000: 9,995,420
                              ---------


Transitional Small Business Disclosure Format (check one): Yes       No    X
                                                              ------      ----

                        MyTurn.com, Inc. and Subsidiaries

                                    - INDEX -




PART I:   Financial Information

Item 1. Financial  Statements

Consolidated  Condensed Balance Sheet - March 31, 2000                     3

Consolidated Condensed Statements of Operations -
Three Months Ended March 31, 2000 and 1999 (unaudited)                     4

Consolidated Condensed Statements of Cash Flows -
Three Months Ended March 31, 2000 and 1999 (unaudited)                     5

Notes to Interim Consolidated Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial                 12
Condition and Results of Operations


PART II:  Other Information

Item 1.    Legal Proceedings                                               17

Item 2.    Changes in Securities                                           17

Item 5.    Other Information                                               19

Item 6.    Exhibits and Reports on Form 8-K                                19


SIGNATURES                                                                 21

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        MyTurn.com, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheet


                                                                   March 31,
                                                                     2000
                                                                 (Unaudited)
                                                                -------------
                                        ASSETS


Current Assets:
  Cash                                                         $    3,257,387
  Interest receivable                                                  12,839
  Inventory                                                           466,417
  Prepaid expenses and other assets                                   110,623
                                                                   ----------
      Total Current Assets                                          3,847,266
                                                                   ----------

Fixed assets, net                                                     349,367
Goodwill, net                                                       9,849,131
Software development costs, net                                     2,915,791
Licenses, net                                                       1,806,885
Web-site development costs, net                                       530,253
Deposits and other assets                                              58,824
                                                                    ---------
      Total Assets                                              $  19,357,517
                                                                   ==========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                         $    1,377,604
  Net liabilities of discontinued operations                           363,202
                                                                    ----------
      Total Current Liabilities                                      1,740,806
                                                                    ----------

Commitments and Contingencies (Note 4)
Preferred stock, $.01 par value; 1,000,000 shares authorized
  Series A Convertible Preferred                                             -
  Series B Convertible Preferred                                             -
Common stock, par value $.01, 60,000,000 shares authorized;
  9,917,392 shares issued and outstanding                               99,175
Additional paid-in-capital                                         142,977,353
Deferred stock based compensation                                 (38,000,000)
Accumulated deficit                                               (86,870,122)
Shareholder loan                                                      (84,313)
Less: Treasury stock, 75,544 shares at cost                          (505,382)
                                                                   -----------
      Total Shareholders' Equity                                    17,616,711
                                                                   -----------
      Total Liabilities and Shareholders' Equity                 $  19,357,517
                                                                  ============

     See accompanying notes to consolidated condensed financial statements.


                       MyTurn.com, Inc. and Subsidiaries
                Consolidated Condensed Statements of Operations


                                                          For the Three Months Ended March 31,

                                                         ---------------------------------------------
                                                                 2000                    1999
                                                         ---------------------   ---------------------

Revenue:
  Internet subscription fees in excess of cost            $                    -   $           106,380
  Interest and other income                                             43,746                 126,558
                                                         ---------------------   ---------------------
    Total Revenue                                                       43,746                 232,938

Costs and Expenses:
  Cost in excess of internet subscription fees                          29,726                       -
  General and administrative                                         2,588,487                 350,745
  General and administrative stock
    based compensation (Note 2)                                     62,012,309                       -
  Research and development                                             158,490                       -
  Depreciation and amortization                                      1,107,333                       -
  Interest expense                                                         270                   6,816
  Loss on abandonment of fixed assets                                   13,047                       -
                                                         ---------------------   ---------------------
    Total Costs and Expenses                                        65,909,662                 357,561
                                                         ---------------------   ---------------------

Loss From Continuing Operations                                   (65,865,916)               (124,623)

Discontinued Operations:
  Loss from discontinued operations                                           -            (3,568,022)
                                                         ---------------------   ---------------------

    Net Loss                                                $     (65,865,916)     $       (3,692,645)
                                                         =====================   =====================

Basic and Diluted Loss Per Common Share:
  Continuing operations                                   $              (7.43)   $              (0.04)
  Discontinued operations                                                 0.00                  (1.12)
                                                         ---------------------   ---------------------
    Basic and Diluted Loss Per Common Share:              $              (7.43)   $              (1.16)
                                                         =====================   =====================


Weighted Average Number of Basic and Diluted

  Common Shares Outstanding                                          8,862,003               3,192,646
                                                         =====================   =====================


     See accompanying notes to consolidated condensed financial statements.


                       MyTurn.com, Inc. and Subsidiaries
                 COnsolidated Condensed Statement of Cash Flows

                                                                                       For the Three Months Ended March 31,

                                                                                   ---------------------------------------------
                                                                                            2000                    1999
                                                                                   ----------------------   --------------------
Cash Flows Used In Operating Activities:
  Net loss                                                                             $     (65,865,916)       $    (3,692,645)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
    Loss from discontinued operations                                                                   -              3,568,022
    Depreciation and amortization                                                               1,107,333                     -
    Stock options granted to employees below market                                            52,088,215                     -
    Stock options granted for consulting services                                               3,934,571                     -
    Warrants issued to directors below market                                                   5,412,500                     -
    Warrants issued for consulting services                                                       577,023                     -
    Changes in assets and liabilities:                                                                                        -
      Increase in interest receivable                                                             (3,950)                     -
      Increase in inventory                                                                     (244,023)                     -
      Increase in prepaid expenses and other assets                                              (98,627)                     -
      Increase in deposits                                                                       (20,505)                     -
      Decrease in accounts payable and accrued expenses                                         (308,611)                     -
      Decrease in liabilities of discontinued operations                                        (148,995)                     -
                                                                                   ----------------------   --------------------
        Net cash used in continuing operations                                                (3,570,985)              (124,623)
                                                                                   ----------------------   --------------------
        Net cash used in discontinued operations                                                        -            (1,467,613)
                                                                                   ----------------------   --------------------

        Net cash used in operating activities                                                 (3,570,985)            (1,592,236)
                                                                                   ----------------------   --------------------

Cash Flows Used In Investing Activities:

  Capital expenditures of discontinued operations                                                       -               (90,589)
  Loans and advances of discontinued operations                                                         -               (16,222)
  Capital expenditures                                                                          (165,826)                     -
  Software development costs                                                                    (524,453)                     -
                                                                                   ----------------------   --------------------
    Net cash used in investing activities                                                       (690,279)              (106,811)
                                                                                   ----------------------   --------------------

Cash Flows Provided by (Used In) Financing Activities:

  Loan repayment of discontinued operations                                                             -               (25,000)
  Capital lease payments of discontinued operations                                                     -                (2,966)
  Payments of note payable                                                                       (22,408)                     -
  Shareholder loan                                                                               (84,313)                     -
  Proceeds from exercise of warrants                                                            2,539,511                     -
  Proceeds from exercise of stock options                                                       3,631,440                     -
                                                                                   ----------------------   --------------------
      Net cash provided by (used in) financing activities                                       6,064,230               (27,966)
                                                                                   ----------------------   --------------------

      Net increase (decrease) in cash and cash equivalents                                      1,802,966            (1,727,013)

  Cash and cash equivalents, beginning of period                                                1,454,421              4,378,400
                                                                                   ----------------------   --------------------

  Cash and cash equivalents, end of period                                             $        3,257,387        $     2,651,387
                                                                                   ----------------------   --------------------



     See accompanying notes to consolidated condensed financial statements.

                 Consolidated Condensed Statements of Cash Flows
                        MyTurn.com, Inc. and Subsidiaries

          Notes to Interim Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE   1   -     DESCRIPTION OF COMPANY AND SIGNIFICANT ACCOUNTING  POLICIES:

Introduction:

MyTurn.com is a provider of Internet related computing products and services. Through its wholly owned operating Subsidiaries, MyTurn.com is planning to introduce a low cost, easy-to- use personal computer system, known as the GlobalPC, targeting the first-time user market. The GlobalPC is based on the time-tested GEOS operating system which MyTurn.com licenses from Geoworks Corporation. MyTurn.com has made or acquired significant improvements to this operating system. The fully integrated software application suite includes word processing, spreadsheet, desktop publishing, presentation, database, a web browser, e-mail, games and chat capability, all comparable in functionality to the most popular Microsoft Windows-based programs. The GlobalPC will be sold primarily through mass merchant retailers. MyTurn.com has scheduled an initial five-market rollout to commence during the summer of 2000.

History:

Coastal Computer Systems, Inc., a New York company, was formed on March 31,1983. On October 18, 1996 Coastal Computer Systems, Inc. was reincorporated in Delaware under the name Compu-DAWN, Inc. On January 20, 2000 Compu-DAWN, Inc. changed its name to MyTurn.com, Inc. From 1983, until January 1999, MyTurn.com was primarily engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies.

On January 8, 1999, MyTurn.com's wholly-owned Subsidiaries, e.TV Commerce, Inc. ("e.TV") acquired certain assets of LocalNet Communications, Inc. ("LocalNet") pursuant to a surrender of collateral to satisfy secured loans made by MyTurn.com to LocalNet. From January 8, 1999 through June 1999, MyTurn.com, through e.TV, operated in the Internet, e-commerce and telecommunications business, marketing products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a relationship-based referral marketing organization.

In June 1999, MyTurn.com adopted a plan to dispose of the assets which made up the public safety software division and ceased selling products and services through network marketing (e.TV) activities. In July 1999, MyTurn.com sold primarily all of the assets which made up its public safety software division to an unrelated third party.

From July 1999 through December 1999, MyTurn.com's focus was on fund raising efforts and on finalizing the asset purchase transaction with Global PC, Inc. ("Global PC"). On December 22, 1999, MyTurn.com acquired substantially all the tangible and intangible assets of Global PC.

From December 1999 through March 31, 2000, MyTurn.com has focused on developing strategic business relationships and infrastructure essential to the business as well as on manufacturing a limited number of GlobalPCs for its Beta test phase which commenced during the second quarter of 2000. The purpose of this test phase was to ensure that both Internet connectivity and MyTurn.com's customer care operations are operating at maximum effectiveness prior to the planned retail launch . MyTurn.com also obtained valuable feedback with respect to basic system integrity and functionality.

Significant Accounting Policies:

The accounting policies followed by MyTurn.com are set forth in Note 2 to MyTurn.com's annual report filed on Form 10-KSB for the year ended December 31, 1999. Specific reference is made to this report for a description of MyTurn.com's securities and the notes to the financial statements included therein.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. The company is in the process of determining the impact that adoption will have on the consolidated financial statements.

Certain reclassifications have been made to the March 31, 1999 unaudited interim consolidated condensed financial statements to reflect operations discontinued during 1999. These reclassifications had no effect on net income or retained earnings.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of MyTurn.com, Inc., contain all adjustments, consisting of normal and recurring adjustments, considered necessary to present fairly MyTurn.com's financial position as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999.

The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE   2   -     CAPITAL STOCK AND EQUIVALENTS:

During 1999, MyTurn.com granted options to purchase 4,058,083 Common Shares in excess of the 2,000,000 Common Shares authorized for issuance upon the exercise of options grantable under MyTurn.com's 1996 Stock Option Plan. These options, 193,500 of which were granted to non-employees, had exercise prices ranging from $1.00 per share to $6.38 per share. Options to purchase 3,508,083 Common Shares were granted at the then market price, and the remainder were non-qualified options granted at below market price. Substantially all of these options vested on April 4, 2000.

On January 1, 2000, the Company granted options to purchase 2,072,500 Common Shares at an exercise price of $2.50 per share, to certain employees who were retained in connection with the acquisition of assets of Global PC which closed on December 22, 1999. These options were also for shares in excess of the 2,000,000 shares originally authorized for issuance under MyTurn.com's 1996 Stock Option Plan. These employees were former employees of Global PC who MyTurn.com determined were integral to MyTurn.com's development, enhancement and sale of the Global PC and related products and services. These options vest in one-third increments in July 2000, January 2001 and January 2002.

On January 20, 2000, the shareholders approved an amendment to the 1996 Stock Option Plan which increased the number of options available to be granted to 10,000,000. In accordance with generally accepted accounting principles, MyTurn.com is required to recognize a non-cash compensation charge over the vesting period of the options granted in excess of MyTurn.com's pre-amended 1996 Stock Option Plan, measured by the difference between the exercise price of the options granted and the market price of the Company's Common Shares on January 20, 2000. As a result, in the first quarter of 2000, MyTurn.com recognized a non-cash stock compensation charge of $52,088,215 for 5,937,083 options granted to employees and $2,903,034 for 193,500 options granted to non-employees, in excess of the pre-amended 1996 Stock Option Plan. Non-cash stock compensation charges of approximately $ 31,000,000 will be recognized in future periods over the vesting period of those options. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

On January 20, 2000, the shareholders approved an amendment to MyTurn.com's Certificate of Incorporation to increase the number of authorized common stock to 60,000,000 shares.

On January 4, 2000, MyTurn.com issued to nine designees of Joseph Charles & Associates, Inc. warrants to purchase an aggregate of 90,000 Common Shares at an exercise price of $6.375 per share, vesting upon the date of issuance and exercisable for five years. These warrants valued at $115,454 were issued pursuant to an agreement terminating an investment banking agreement.

On January 21, 2000, MyTurn.com issued warrants to purchase 1,000,000 Common Shares to a Director who subsequently became MyTurn.com's Interim Chief Executive Officer and Chairman of the Board. Warrants to purchase 500,000 Common Shares vested immediately and warrants for the remaining 500,000 Common Shares originally vested based on certain performance goals and were amended to vest on April 4, 2000 (see Note 6). Of these warrants, 500,000 were issued below market with an exercise price of $5.00 per share and 500,000 were issued below market at various prices ranging from $5.00 to $15.00. MyTurn.com recognized a stock compensation charge of $5,343,750 in the first quarter of 2000 related to the 500,000 warrants which vested on January 21, 2000 and will recognize a stock compensation charge of $ 4,625,000 in the second quarter related to the warrants which vest on April 4, 2000. All

1,000,000 warrants described above are exercisable for a period expiring 5 years from the date of issuance.

On January 3, 2000, MyTurn.com issued warrants to purchase 90,000 Common Shares, at a price of $6.375 per share, pursuant to the termination of an investment banking agreement, valued at $461,569. These warrants vested immediately and expire on January 3, 2005.

On January 21, 2000, MyTurn.com issued warrants to purchase 125,000 Common Shares, below market, at a price of $5.00 per share, to a new Class III director of MyTurn.com. Warrants to purchase 50,000 shares vested immediately and are valued at $68,750 which was recognized in the first quarter. The remaining warrants to purchase 75,000 shares vest based on certain performance goals and will be recognized in future periods over the vesting period of those warrants . These warrants are exercisable for period expiring 5 years from the date of issuance.

On January 21, 2000, MyTurn.com granted options to purchase 90,000 Common Shares with exercise prices of $2.50 and $6.375 per share to a non-employee, valued at $666,267. These options vest at a rate of one-third of the unvested options every three months and expire on January 2, 2005.

On January 21, 2000, MyTurn.com granted options to purchase 10,000 Common Shares with an exercise price of $16.625 per share to a non-employee, valued at $133,823. These options vested immediately and are exercisable for a period expiring 5 years from the date of grant.

In January 2000, holders of 1,370 Series B Preferred Shares converted such shares into 256,075 Common Shares.

In January 2000, MyTurn.com issued 277,000 shares of common stock out of Company's treasury in payment of the 1999 stock bonus, valued at $1,761,550, which was accrued in 1999.

In the first quarter of 2000, MyTurn.com issued 1,188,502 and 453,907 shares of common stock to option and warrant holders, respectively, for which MyTurn.com received $6,170,951 in cash proceeds.

NOTE  3   -     SHAREHOLDER LOAN

On January 4, 2000, pursuant to an indemnification obligation, MyTurn.com paid $232,000 on an officer's behalf in settlement of a legal action. Additionally, MyTurn.com loaned the officer approximately $84,000 in connection with the settlement. This loan bears interest at 10% per annum with interest and principal payable in one balloon payment due on February 3, 2002.

NOTE  4   -     CONTINGENCIES AND COMMITMENTS

Effective February 1, 2000, MyTurn.com entered into an amended agreement with Suissa Miller Advertising Agency to develop and execute advertising on behalf of MyTurn.com. The initial term of the agreement will be for a period from the effective date through December 31, 2000 with provision for automatic annual extensions if neither party provides notice of intent to terminate. Pursuant to the conditions of this agreement, MyTurn.com is obligated to pay a monthly retainer of $40,909 per month. Additional amounts will be paid if gross media spending exceeds certain limits. The agreement also provides for performance based bonuses for each contract year during which the Agency's senior management is entitled to a performance based bonus. Warrants to purchase 100,000 shares of Common Stock will also be issued if MyTurn.com reaches a certain level of retail shipments prior to December 31, 2000.

On March 8, 2000, MyTurn.com entered into a license agreement with CNN Interactive, Inc. that will establish links between MyTurn.com's Internet portal site and a CNN Internet site currently known as CNN Interactive. The term of the agreement will be for the earlier of 1 year from the launch of MyTurn.com's Global PC device or June 15, 2001. Pursuant to the conditions of the licensing agreement, MyTurn.com is obligated to pay an aggregate of $875,000 consisting of a $87,500 deposit and four quarterly payments of $196,875 commencing on April 15, 2000.

The offering memorandum in connection with MyTurn.com's private placements through Hornblower and Weeks in October and November 1999, provided that investors would be granted certain registration rights. A form of registration rights agreement which was an exhibit to the offering memorandum, which agreement was not executed or delivered by MyTurn.com or any investor, provides that if the registration statement is not filed 40 days after the closing, and/or that registration statement is not declared effective within 180 days after the closing, MyTurn.com is obligated to pay liquidated damages of five percent of the amounts invested for each 30 days that the default continues. MyTurn raised aggregate gross proceeds of $2,367,000 in these offerings. A registration statement has not been filed. MyTurn.com is currently in discussions with the investors to resolve issues relating to that non-filing. MyTurn.com has accrued $406,000 and will continue to make monthly accruals until this matter is resolved. One investor has commenced a lawsuit claiming monetary damages of at least $540,625 based on the registration statement not being declared effective, plus $1,250 for each 30 days that the registration statement is not declared effective after March 6, 2000. MyTurn.com hopes to resolve this lawsuit with the investor. Because of uncertainties inherent in litigation, MyTurn.com cannot predict the outcome of this lawsuit at this time.

Effective March, 2000 MyTurn.com entered into a lease agreement for office space in California, with an initial term of 4.5 years, which provides for base annual rental of $664,668 and annual increases to the base rent of 3% per annum.

At March 31, 2000, future minimum rentals for office space are as follows:

      Fiscal Year
        Ending
      ----------
         2000                        $   528,022
         2001                            679,623
         2002                            700,012
         2003                            721,012
         2004                            555,620
                                      -----------
                                     $ 3,184,289
                                      ===========

NOTE  5  -     INCOME (LOSS):

For the three months ended March 31, 2000, MyTurn.com reflected a net loss of $65,865,916 or a $7.43 loss per basic share as compared to a net loss of $3,692,645 or a $1.16 loss per basic share for the same period in 1999. Net loss per diluted share was the same as net loss per basic share for each of the the respective years as the effect of including potentially dilutive securities in the computation of earnings per share is anti-dilutive. This increase in loss is primarily the result of the increase in costs and expenses of $65,552,101 from 1999 to 2000, resulting from the non-cash earnings charges as discussed above.

NOTE  6   -     SUBSEQUENT EVENTS

On April 4, 2000, MyTurn.com issued warrants to purchase 500,000 Common Shares at market, with an exercise price of $20.25 per share, to a Director, at the time he became MyTurn.com's Interim Chief Executive Officer and Chairman of the Board. The 500,000 warrants, which vested immediately, were granted in connection with the individual's acceptance of the positions of Interim Chief Executive Officer and Chairman of the Board and to commit his time and resources to MyTurn.com, his personal commitment to provide MyTurn.com up to $6,000,000, to support ongoing capital requirements of MyTurn.com, if necessary, and his posting of $3,500,000 as security for the Company's line of credit with a manufacturer. All 500,000 warrants described above are exercisable for a period expiring 5 years from the date of issuance.

On April 4, 2000, MyTurn.com granted warrants to purchase 25,000 shares of common stock at a price of $20.25 per share for public relations consulting services, valued at $407,370. These warrants vested immediately and are exercisable for a period expiring 5 years from the date of issuance.

On April 4, 2000, the Board approved the acceleration of the vesting period, to April 4, 2000, on warrants to purchase 500,000 common shares, previously granted to MyTurn.com's Interim Chief Executive Officer and Chairman of the Board with original vesting periods based on performance. Compensation charge associated with these warrants in the amount of $4,625,000 will be fully recognized in the second quarter of 2000.

On April 4, 2000, the Board approved the acceleration of the vesting period of stock options for certain members of management to be fully vested on April 4, 2000. Compensation charge associated with these options that was being recognized over the vesting period of these options, will be fully recognized in the second quarter of 2000.

On April 4, 2000 MyTurn.com granted options to purchase 10,000 common shares with an exercise price of $20.25 per share to a non-employee. This grant is subject to MyTurn.com reaching a settlement, with the non-employee, of a dispute between the non-employee and a Subsidiaries of MyTurn.com. Upon reaching a settlement, these options will vest immediately and be exercisable for a period expiring 5 years from the date of grant.

On April 4, 2000, MyTurn.com issued 30,000 shares of unregistered common stock, valued at $607,500, to an unaffiliated party in consideration for his involvement in finding a placement agent for MyTurn.com's private offerings in 1999.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Introduction:

Coastal Computer Systems, Inc., a New York company, was formed on March 31,1983. On October 18, 1996 Coastal Computer Systems, Inc. was reincorporated in Delaware under the name Compu-DAWN, Inc. On January 20, 2000 Compu-DAWN, Inc. changed its name to MyTurn.com, Inc. From 1983, until January 1999, MyTurn.com was primarily engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies.

On January 8, 1999, MyTurn.com's wholly-owned Subsidiaries, e.TV Commerce, Inc. ("e.TV") acquired certain assets of LocalNet Communications, Inc. ("LocalNet") pursuant to a surrender of collateral to satisfy secured loans made by MyTurn.com to LocalNet. From January 8, 1999 through June 1999, MyTurn.com, through e.TV, operated in the Internet, e-commerce and telecommunications business, marketing products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a relationship-based referral marketing organization.

In May 1999, MyTurn.com adopted a plan to dispose of the assets which made up the public safety software division and ceased selling products and services through network marketing activities. In July 1999, MyTurn.com sold primarily all of the assets which made up its public safety software division to an unrelated third party.

From July 1999 through December 1999, MyTurn.com's focus was on fund raising efforts and on finalizing the asset purchase transaction with Global PC, Inc. ("Global PC"). On December 22, 1999, MyTurn.com acquired substantially all the tangible and intangible assets of Global PC.

From December 1999 through March 31, 2000, MyTurn.com has focused on developing strategic business relationships and infrastructure essential to the business as well as on manufacturing a limited number of GlobalPCs for its Beta test phase which is scheduled to commence during the second quarter of 2000. The purpose of this test phase is to ensure that both Internet connectivity and MyTurn.com's customer care operations are operating at maximum effectiveness prior to the planned retail launch . MyTurn.com also expects to obtain valuable feedback with respect to basic system integrity and functionality.

Results of Operations:

Revenues:

Revenues from continuing operations, for the three months ended March 31, 2000 were $43,746 which consisted primarily of interest income in the amount of $41,524. This compares to revenues of $232,938, for the three months ended March 31, 1999 which consisted primarily of interest income of $108,753 and internet subscription fees in excess of cost of $106,380.

Costs and Expenses:

Costs and expenses increased $65,552,101 for the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to the following:

- Non-cash compensation charge of $44,493,323 resulting from the grant of options to employees, during 1999, in excess of the options available under MyTurn.com's Stock Option Plan. These options were valued using a measurement date of January 20, 2000, which was the day the Shareholders approved an amendment to increase the number of options available for grant under MyTurn.com's Stock Option Plan. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

- Non-cash compensation charge of $7,594,892 resulting from the grant of options to employees in January of 2000, having an exercise price below the market value. These options were also in excess of the options available under MyTurn.com's Stock Option Plan. The value of these options was also measured on January 20, 2000, which was the Shareholder approval date. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

- Non-cash compensation charge of $5,412,500 resulting from the issue of warrants to directors during the first quarter of 2000, with exercise prices below the market value. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

- Non-cash compensation charges of $4,511,593 resulting from the grant of options and the issuance of warrants to non-employees which are valued using the Black-Scholes option pricing model. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

- An increase in depreciation and amortization of $1,107,333 resulting primarily from amortization of goodwill related to the GlobalPC acquisition of $902,069, amortization of licensing fees of $95,099 and amortization of web-site development costs of $72,565.

- No costs and expenses were included in loss fro discontinued operations for the three months ended March 31, 2000, compared to $3,568,022 of costs and expenses that were included in loss from discontinued operations for the same period in 1999.

The consolidated loss from continuing operations, for the three months ended March 31, 2000 was $65,865,916, compared to loss from continuing operations of $124,623 for the same period in 1999. This is primarily attributable to the increase in costs and expenses from 1999 to 2000, resulting from the non-cash earnings charges as discussed above.

Income (Loss):

For the three months ended March 31, 2000, MyTurn.com incurred a net loss of $65,865,916 or a $7.43 loss per basic share as compared to a net loss of $3,692,645 or a $1.16 loss per basic share for the same period in 1999. Net loss per diluted share was the same as net loss per basic share for each of the the respective years as the effect of including potentially dilutive securities in the computation of earnings per share is anti-dilutive. This increase in loss is primarily the result of the increase in costs and expenses of $65,552,101 from 1999 to 2000, resulting from the non-cash earnings charges as discussed above.

Cash Flows:

Cash used in operating activities was $3,570,985 for the three months ended March 31, 2000, as compared to $1,592,236 for the same period in 1999. This increase is primarily attributable to costs associated with developing strategic business relationships and infrastructure essential to the business as well as costs associated with the manufacture of a limited number of GlobalPCs for its Beta test phase.

Cash used in investing activities was $690,279 for the three months ended March 31, 2000, as compared to $106,811 for the same period in 1999. This increase was primarily the result of software development costs of $524,453 during the three months ended March 31, 2000.

Cash provided by financing activities was $6,064,230 for the three months ended March 31, 2000 as compared to cash used in financing activities of $27,966 for the same period in 1999. The increase in cash provided by financing activities is primarily the result of proceeds from the exercise of warrants and options which aggregated $6,170,951.

Liquidity and Capital Resources:

At March 31, 2000, MyTurn.com had working capital of $2,106,460, a current ratio of 2.2:1 and a debt to net worth ratio of 0:1. At its year ended December 31, 1999, MyTurn.com had a working capital deficit of $504,199, a current ratio of (.77):1 and a debt to net worth ratio of .001:1. The increase of MyTurn.com's working capital is primarily attributable to proceeds of $6,170,951 received as a result of the exercise of 3,631,465 options and 2,539,511 warrants during the three month period ended March 31, 2000.

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

In March 2000, MyTurn.com received a financial commitment from Michael Fuchs, its recently appointed Chairman of the Board and Interim Chief Executive Officer to fund working capital deficits of up to $500,000 per month for the 12 months beginning April, 2000 if proceeds from operations or other fund raising efforts are not sufficient to meet MyTurn.com's working capital needs. Fund raising opportunities are being explored but no assurance can be given that any offerings will be undertaken or any agreements to raise capital will be reached. Additionally, MyTurn.com received a commitment from certain members of management who hold options to purchase up to 3,159,405 Common Shares that they will exercise these options on or prior to June 30, 2000. That exercise would generate proceeds of up to approximately $8,100,000.

See Note 2 "Capital Stock and Equivalents" to the Consolidated Condensed Financial Statements for discussion of non-cash stock compensation charges that MyTurn.com recognized during the three month period ended March 31, 2000. MyTurn.com will recognize non-cash stock compensation charges of approximately $38,000,000 in future periods, over the vesting period of the options. These non-cash earnings charges will not impact MyTurn.com's cash flow or net stockholders' equity.

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

o    testing of systems and equipment; and

o contingency planning which will address possible advers scenarios and the potential financial impact to MyTurn.com's results of operations, liquidity or financial position.

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

Forward Looking Statements

Certain information contained in the matters set forth above are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. MyTurn.com cautions readers that certain important factors may affect the MyTurn.com's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made above and elsewhere in this Quarterly Report or which are otherwise made by or on behalf of MyTurn.com. For this purpose, any statements contained above and elsewhere in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe,"
"anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors which may affect MyTurn.com's results include, but are not limited to the risks and uncertainties associated with the Internet and Internet-related technology and products, new technology developments, developments and regulation in the telecommunications industry, the competitive environment within the Internet and telecommunications industries, the ability to enter into agreements with mass merchandise retailers and develop other sales outlets for its products, the ability of MyTurn.com to partner with a hardware manufacturer to produce the GlobalPC personal computing device, the ability of MyTurn.com to secure licenses for all software applications it plans to embed, bundle or otherwise include in its products, the ability of MyTurn.com to expand its operations, the level of costs incurred in connection with MyTurn.com's planned expansion efforts, unascertainable risks related to possible acquisitions, the competence required and experience of management, the risk of loss of management and personnel, economic conditions, the ability of MyTurn.com to raise additional capital which will be required within the next 90 days to continue to develop and sustain its business at current levels and to implement MyTurn.com's business plan and generate revenue, uncertainties inherent in litigation. MyTurn.com is also subject to other risks detailed herein or detailed from time to time in MyTurn.com's Securities and Exchange Commission ("SEC") filings

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         On or around April 12, 2000, Christopher Leng Smith commenced an action against MyTurn.com, Inc. in the United States District Court for the Southern District of New York (the "Action"). Mr. Smith was one of the investors in a private placement undertaken by MyTurn.com through its placement agent Hornblower & Weeks, which closed in November 1999. In the Action, Mr. Smith alleges that MyTurn.com failed to file a registration statement covering the Common Shares which he purchased in the private placement within thirty (30) days after the date funds in that private placement were released from escrow and that the registration statement was not declared effective within 120 days of the escrow break. Mr. Smith is claiming damages of at least $540,625 based upon the registration statement not being declared effective within 120 days after the break of escrow, plus $1,250 for each thirty (30) days that the registration statement is not declared effective after March 6, 2000. MyTurn.com, Inc. plans to vigorously defend the Action but is also taking steps to settle the Action. Because of uncertainties inherent in litigation, MyTurn.com cannot predict the outcome of this Action.

ITEM 2. Changes in Securities

In January 2000, MyTurn.com issued an aggregate of 675,000 Common Shares to 24 persons in connection with MyTurn.com's private placement of units, each consisting of 25,000 Common Shares and warrants to purchase 12,500 Common Shares at a price of $50,000 per unit.

This transaction was a private transaction not including a public offering and was exempt from the registration provisions of the Securities Act. MyTurn.com determined that the investors in this offering were accredited. This offering was undertaken through MyTurn.com's placement agent Hornblower & Weeks, Inc. ("Hornblower"). The certificates representing the Common Shares issued in this private placement bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

In March 2000, MyTurn.com issued 400,000 Common Shares to Hornblower pursuant to the terms of an investment banking agreement between Hornblower and MyTurn.com.

In January 2000, MyTurn.com issued to nine designees of Joseph Charles & Associates, Inc. warrants to purchase an aggregate of 90,000 Common Shares at an exercise price of $6.375 per share, vesting upon the date of issuance and exercisable for five years. These warrants were issued pursuant to an agreement terminating an investment banking agreement.

In January 2000, MyTurn.com issued to Michael Fuchs warrants to purchase an aggregate of 1,000,000 Common Shares. The warrants have exercise prices of $5.00 for 500,000 Common Shares, and $7.00, $9.00, $11.00, $13.00 and $15.00 for
100,000 Common Shares each, respectively. The warrants became exercisable to purchase 500,000 Common Shares on January 21, 2000 and 500,000 Common Shares on April 4, 2000.

In January 2000, MyTurn.com issued to Joseph Antonini warrants to purchase 125,000 Common Shares. The warrants are exercisable to purchase 50,000 Common Shares on January 21, 2000, 25,000 Common Shares at the time MyTurn.com receives private placement equity funding of at least $5,000,000, 50,000 Common Shares at the time MyTurn.com secures firm orders from at least two national mass merchant retailers to participate in the roll-out of MyTurn.com's GlobalPC, and 25,000 Common Shares when MyTurn.com closes a public offering of equity securities. The warrants are exercisable for a period of five years from the issuance date. The warrants have exercise prices of $5.00 for 50,000 Common Shares and $9.00, $12.00 and $15.00 per share for the remaining tranches in the chronological order that those tranches become exercisable.

In February 2000, MyTurn.com issued to two persons an aggregate of 99,050 Common Shares as a finder's fee for introducing MyTurn.com, Inc. to Hornblower, pursuant to an agreement dated September 17, 1999.

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

In March 2,000, MyTurn.com issued an aggregate of 303,051 Common Shares to 18 persons and Class A, Class B or Class C warrants to purchase an aggregate of 1,083,805 Common Shares to 13 persons. The Common Shares and warrants were issued in a private offering undertaken in connection with the MyTurn.com's acquisition of assets from Global PC, Inc. which closed on December 22, 1999. The warrants are exercisable at $2.50 per share, in cash or pursuant to a net issue exercise.

This transaction was a private transaction not including the public offering and was exempt from the registration provisions of the Securities Act. MyTurn.com determined that the investors in the offering were the accredited or sophisticated. Such issuances of securities were without the use of an underwriter, and the certificates evidencing such securities bear restrictive legends permitting the transfer thereof only upon the registration of such securities or pursuant to an exemption under the Securities Act.

During the first quarter 2000, MyTurn.com issued 225,700 Common Shares to 15 holders of Bridge Warrants, 138,000 Common Shares to the holder of Underwriter's Warrants and 90,207

Common Shares to the holder of Private Placement Warrants. The resale of the Common Shares issued upon the exercise of the Bridge Warrants is covered by MyTurn.com's post-effective Amendment No. 1 to Registration Statement on Form SB-2 on Form S-3, which was declared effective by the SEC on June 21, 1999. The resale of the Common Shares issued upon the exercise of the Private Placement Warrants is covered by MyTurn.com's registration statement on Form S-3, which was declared effective by the SEC on December 15, 1998.

ITEM 5. Other Information

On May 1, 2000, MyTurn.com entered into a one-year agreement with Genuity, a subsidiary of GTE Corporation, for Internet dial access services. Under ths agreement, Genuity will provide nationwide 56K Internet dial access, RADIUS security authentication, credit card and debit card verification and billing, and news server access to all MyTurn.com=s customers where Genuity has local points of presence (or PoPs). These services will be marketed under MyTurn.com=s GlobalPC brand name. MyTurn.com will be responsible for registering the users, providing e-mail service and providing help desk services, as well as incorporating Genuity as the default Internet service provider (or ISP) in its GlobalPC products and services.

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits                            Description of Exhibit

2 Agreement of Merger between MyTurn.com and Coastal Computer Systems, Inc., a New York corporation.*

3.1  Articles of Incorporation of MyTurn.com.*

3.2 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 5, 1998.**

3.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 2, 1998. ***

3.4  Amended and Restated By-Laws of MyTurn.com.****

4.1  Specimen Common Share Certificate.*

10.21 Portal Services Agreement dated as of February 2, 2000 between Inktomi Corporation and GPC Acquisition Corp.****

10.2 Agreement dated January 19, 2000 between MyTurn.com and Digex, Inc.

10.23License Agreement dated March 8, 2000 between CNN Interactive, a division of Cable News Network LP, LLLP and MyTurn.com, Inc.

10.24Technical  Support Service  Agreement dated March 6, 2000 between  National
     Support Center L.L.C. and MyTurn.com.

10.5 Cross License and Distribution Agreement dated as of February 12, 2000 between New Deal, Inc. and MyTurn.com.****

27   Financial Data Schedule.

* Previously filed as an exhibit to MyTurn.com's Registration Statement on Form SB-2, Registration No. 333-18667.

** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

*** Previously filed as an exhibit to MyTurn.com's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

**** Previously filed as an exhibit to MyTurn.com's Annual Report on Form 10-KSB for the period ended December 31, 1999.

(b)      Current Report on Form 8-K

Current Reports on Form 8-K were filed by the Company during the three month period ended March 31, 2000 as follows:

               Date of Event: December 22, 1999
               Item Reported: 2 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 15, 2000                             MyTurn.com, Inc.

                                                   By: /s/ Michael Fuchs
                                                      ------------------------
                                                      Chairman of the Board


                                                      /s/ David Greenspan
                                                      ------------------------
                                                      Chief Financial Officer