Form 10QSB
period 2000-06-30
MYTURN COM INC
filed 2000-08-15
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

Commission file number   000-22611
                         ---------

                                MyTurn.com, Inc.
        Exact name of Small Business Issuer as Specified in Its Charter)

                Delaware                                11-3344575
------------------------------------                    ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

             1080 Marina Village Parkway, Alameda, California 94501
             ------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code (510) 263-4800


              (Former Name, Former Address and Formal Fiscal Year,
                         if Changed Since Last Report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2000: 11,967,903


Transitional Small Business Disclosure Format (check one): Yes (   )    No ( X)

                        MyTurn.com, Inc. and Subsidiaries

                                    - INDEX -




PART I:   Financial Information

Item 1. Financial  Statements

  Consolidated  Condensed Balance Sheet - June 30, 2000                        1

  Consolidated Condensed Statements of Operations -
    Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited)       3

  Consolidated Condensed Statements of Cash Flows -
     Six Months Ended June 30, 2000 and 1999 (unaudited)                       4

  Notes to Interim Consolidated Condensed Financial Statements (unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial Condition and      14
  Results of Operations

PART II:  Other Information

  Item 1    Legal Proceedings                                                 21

  Item 2    Changes in Securities                                             22

  Item 5    Other Information                                                 23

  Item 6    Exhibits and Reports on Form 8-K                                  23

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MyTurn.com, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheet

                                                                 June 30
                                                                   2000

                                                            -----------------
                                                               (Unaudited)
                                     ASSETS

Current Assets:

  Cash                                                      $       1,498,836

  Restricted Cash                                                   1,500,000
  Interest receivable                                                   6,524
  Inventory                                                           260,921
  Prepaid expenses and other assets                                 1,704,078

      Total Current Assets                                          4,970,359
                                                            -----------------



Fixed assets, net                                                   1,191,298
Goodwill, net                                                       8,947,062
Software development costs, net                                    15,453,246
Licenses, net                                                       1,711,786
Web-site development costs, net                                       451,047
Deposits and other assets                                             358,823
                                                            -----------------



      Total Assets                                          $      33,083,621
                                                            =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Accounts payable and accrued expenses                        $       3,449,749

  Interest payable                                                        21,667
  Net liabilities of discontinued operations                             347,134
                                                               -----------------

                                                               -----------------
      Total Current Liabilities                                        3,818,550



Commitments and Contingencies (Note 5)



Preferred stock, $.01 par value; 1,000,000 shares authorized;

  Series A Convertible Preferred                                               -
  Series B Convertible Preferred                                               -
Subscription for Preferred Stock                                       2,250,000
Common stock, par value $.01, 60,000,000 shares authorized;

  11,909,903 shares issued and outstanding                               119,100

Additional paid-in-capital                                           173,012,325
Deferred stock based compensation                                   (13,375,045)
Accumulated deficit                                                (132,151,614)
Shareholder loan                                                        (84,313)
Less: Treasury stock, 75,544 shares at cost                            (505,382)
                                                               -----------------

      Total Shareholders' Equity                                      29,265,071
                                                               -----------------



      Total Liabilities and Shareholders' Equity               $      33,083,621
                                                               =================




     See accompanying notes to consolidated condensed financial statements.

                        MyTurn.com, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations

                                                    For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                   -------------------------------------  -------------------------------------
                                                         2000                1999               2000                1999
                                                   -----------------  ------------------  -----------------  ------------------
Revenue:

 Internet subscription fees in excess of cost       $             -  $          26,271    $              -  $        132,651
 Interest and other income                                   40,564             54,929              84,310           181,487
                                                   -----------------  ------------------  -----------------  ------------------

    Total Revenue                                            40,564             81,200              84,310           314,138



Costs and Expenses:

 Cost in excess of internet subscription fees                 6,613                  -              36,339                 -
 General and administrative                               3,852,506            350,746           6,440,993           701,491
 General and administrative stock
    based compensation (Note 2)                          39,652,500                  -         101,664,809                 -
 Research and development                                   668,799                  -             827,289                 -
 Depreciation and amortization                            1,119,972                  -           2,227,305                 -
 Interest expense                                            21,667             91,287              21,937            98,103
 Loss on abandonment of fixed assets                              -                  -              13,047                 -
                                                   -----------------  ------------------  -----------------  ---------------
    Total Costs and Expenses                             45,322,057            442,033         111,231,719           799,594
                                                   -----------------  ------------------  -----------------  ---------------

Loss From Continuing Operations                         (45,281,493)          (360,833)       (111,147,409)         (485,456)

Discontinued Operations:
 Loss from discontinued operations                                -         (2,402,069)                  -        (5,970,091)
                                                   -----------------  ------------------  -----------------  ---------------
    Net Loss                                       $    (45,281,493)    $   (2,762,902)    $  (111,147,409)    $  (6,455,547)
                                                   ================     ==============     ===============     =============
Basic and Diluted Loss Per Common Share:
 Continuing operations                              $         (4.40) $           (0.09)  $          (11.20)  $         (0.13)
 Discontinued operations                                       0.00              (0.62)               0.00             (1.59)
                                                   -----------------  ------------------  -----------------  ---------------
    Basic and Diluted Loss Per Common Share:        $         (4.40) $           (0.72)  $          (11.20)  $         (1.72)
                                                    ===============  =================   =================   ===============

Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                               10,280,661          3,857,380           9,923,876         3,763,554
                                                    ===============  =================   =================   ===============




See accompanying notes to consolidated condensed financial statements.

                        MyTurn.com, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows

                        MyTurn.com, Inc. and Subsidiaries

                                                                                     For the Six Months Ended June 30,

                                                                                 ------------------------------------------

                                                                                          2000                 1999
                                                                                 ------------------------------------------

Cash Flows Used In Operating Activities:

  Net loss                                                                       $   (111,147,409)     $    (6,455,547)
  Adjustments to reconcile net loss to net cash used in

      operating activities:

    Loss from discontinued operations                                                           -            5,970,091
    Depreciation and amortization                                                       2,227,305                    -
    General and administrative stock based compensation                               101,664,809                    -
    Changes in assets and liabilities:                                                                               -

      Increase In restricted cash                                                      (1,500,000)                   -
      Decrease in interest receivable                                                       2,365                    -
      Increase in inventory                                                               (38,527)                   -
      Increase in prepaid expenses and other assets                                    (1,692,082)                   -
      Increase in deposits                                                               (320,504)                   -
      Increase in accounts payable and accrued expenses                                 1,763,509                    -
      Increase in interest payable                                                         21,667                    -
      Decrease in liabilities of discontinued operations                                 (165,063)                   -
                                                                                 ------------------------------------------
        Net cash used in continuing operations                                         (9,183,930)            (485,456)
                                                                                 ------------------------------------------
        Net cash used in discontinued operations                                                -           (2,769,800)
                                                                                 ------------------------------------------
        Net cash used in operating activities                                          (9,183,930)          (3,255,256)
                                                                                 ------------------------------------------
Cash Flows Used In Investing Activities:

  Capital expenditures                                                                 (1,051,354)                   -
  Capital expenditures of discontinued operations                                               -             (181,065)
  Loans and advances of discontinued operations                                                 -             (120,000)
  Shareholder loan                                                                        (84,313)                   -
  Software development costs                                                             (809,978)                   -
                                                                                 ------------------------------------------
    Net cash used in investing activities                                              (1,945,645)            (301,065)
                                                                                 ------------------------------------------




Cash Flows Provided by Financing Activities:

  Capital lease payments of discontinued operations                                             -               (6,166)
  Payment of notes payable                                                                (22,408)                   -
  Payment of notes payable to shareholder                                                       -              (50,000)
  Proceeds from Preferred Stock subscriptions                                           2,250,000                    -
  Proceeds from exercise of warrants                                                    3,024,611                    -
  Proceeds from exercise of stock options                                               5,921,787              384,000

    Net cash provided by financing activities                                          11,173,990              327,834
                                                                                 ----------------------------------------



      Net increase (decrease) in cash and cash equivalents                                 44,415           (3,228,487)



  Cash and cash equivalents, beginning of period                                        1,454,421            4,378,400
                                                                                 ---------------------------------------



  Cash and cash equivalents, end of period                                       $      1,498,836    $       1,149,913
                                                                                 ----------------------------------------



     See accompanying notes to consolidated condensed financial statements.

     Notes to Interim Consolidated Condensed Financial Statements(Unaudited)

NOTE   1   -     DESCRIPTION OF COMPANY AND SIGNIFICANT ACCOUNTING
                     POLICIES:

 Introduction:

MyTurn.com is a provider of Internet related computing products and services. Through its wholly-owned operating subsidiaries, MyTurn.com is preparing to introduce a low cost personal computer system, known as the GlobalPC, targeting the first-time user market. The GlobalPC is based on the GEOS operating system which MyTurn.com licenses from Geoworks Corporation. MyTurn.com has made or acquired improvements to this operating system. The integrated software application suite includes word processing, spreadsheet, desktop publishing, presentation, database, a web browser, e-mail, games and chat capability. The GlobalPC will be sold primarily through mass merchant retailers. As of June 30, 2000, MyTurn.com scheduled an initial four-market rollout to commence during the summer of 2000. MyTurn.com also plans to develop and introduce other GEOS based products in the future.

 History:

Coastal Computer Systems, Inc., a New York corporation, was formed on June 30,1983. On October 18, 1996 Coastal Computer Systems, Inc. was reincorporated in Delaware under the name Compu-DAWN, Inc. On January 20, 2000 Compu-DAWN, Inc. changed its name to MyTurn.com, Inc. From 1983, until January 1999, MyTurn.com was primarily engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies.

On January 8, 1999, MyTurn.com's wholly-owned subsidiaries, e.TV Commerce, Inc. ("e.TV") acquired certain assets of LocalNet Communications, Inc. ("LocalNet") pursuant to a surrender of collateral to satisfy secured loans made by MyTurn.com to LocalNet. From January 8, 1999 through June 1999, MyTurn.com, through e.TV, operated in the Internet, e- commerce and telecommunications business, marketing products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a relationship-based referral marketing organization.

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

From December 1999 through June 30, 2000, MyTurn.com has focused on developing strategic business relationships and infrastructure essential to the business, manufacturing a limited number of GlobalPCs for its Beta test phase which commenced during the second quarter of 2000 and preparing for the four-market roll-out of the GlobalPC.

Significant Accounting Policies:

The accounting policies followed by MyTurn.com are set forth in Note 2 to MyTurn.com's annual report filed on Form 10-KSB for the year ended December 31, 1999. Specific reference is made to this report for a description of MyTurn.com's securities and the notes to the financial statements included therein.

Restricted cash consists of a $750,000 certificate of deposit pledged as collateral to a major financial institution in connection with a factoring agreement between MyTurn.com and the major financial institution as well as $750,000 related to an option holder that initiated the exercise of 300,000 options and then terminated the transaction prior to issuance of Common Stock.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. There is no material impact on the consolidated results of operations, financial position or cash flows for the period ended June 30, 2000. The Company is in the process of determining the impact that adoption of SAB 101 will have on the consolidated financial statements in future periods.

On June 30, 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") which provides new accounting rules for stock-based compensation under APB Opinion No. 25. The new rules will result in compensation expense in several situations in which no expense is typically recorded under current practice. The effective date of this Interpretation is July 1, 2000. As of June 30, 2000, MyTurn.com has 603,222 options outstanding with exercise prices of $2.50 that are subject to variable pricing under FIN 44.

Certain reclassifications have been made to the June 30, 1999 unaudited interim consolidated condensed financial statements to reflect operations discontinued during 1999. These reclassifications had no effect on net loss.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of MyTurn.com, Inc., contain all adjustments, consisting of normal and recurring adjustments, considered necessary to present fairly MyTurn.com's financial position as of June 30, 2000 and the results of its operations and cash flows for the six month periods ended June 30, 2000 and 1999.

The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE   2   -     CAPITAL STOCK AND EQUIVALENTS:

During 1999, MyTurn.com granted options to purchase 4,058,083 Common Shares in excess of the 2,000,000 Common Shares authorized for issuance upon the exercise of options grantable under MyTurn.com's 1996 Stock Option Plan. These options, 193,500 of which were granted to non-employees, had exercise prices ranging from $1.00 per share to $6.38 per share. Options to purchase 3,508,083 Common Shares were granted at fair market value and the remainder were non-qualified options granted at below fair market value. Substantially all of these options vested on April 4, 2000.

On January 1, 2000, the Company granted options to purchase 2,072,500 Common Shares at an exercise price of $2.50 per share, to certain employees who were retained in connection with the acquisition of assets of Global PC, Inc. which closed on December 22, 1999. These options were also for shares in excess of the 2,000,000 shares originally authorized for issuance under MyTurn.com's 1996 Stock Option Plan. These employees were former employees of Global PC, Inc. who MyTurn.com determined were integral to MyTurn.com's development, enhancement and sale of the GlobalPC and related products and services. These options vest in one-third increments in July 2000, January 2001 and January 2002.

On January 20, 2000, the shareholders approved an amendment to the 1996 Stock Option Plan which increased the number of Common Shares available to be issued upon exercise of options granted to 10,000,000 shares. In accordance with generally accepted accounting principles, MyTurn.com is required to recognize a non-cash compensation charge over the vesting period of the options granted in excess of MyTurn.com's pre-amended 1996 Stock Option Plan, measured by the difference between the exercise price of the options granted and fair market value of the Company's Common Shares on January 20, 2000. As a result, MyTurn.com recognized non- cash stock compensation charges of $52,088,215 and $17,705,804 in the first and second quarter, respectively, for options granted to employees and $2,903,034 and $123,421 in the first and second quarter, respectively, for options granted to non-employees, in excess of the pre-amended 1996 Stock Option Plan. Non-cash stock compensation charges of approximately $13,375,000 will be recognized in future periods over the vesting period of those options. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

On January 20, 2000, the shareholders approved an amendment to MyTurn.com's Certificate of Incorporation to increase the number of authorized Common Stock to 60,000,000 shares.

On January 4, 2000, MyTurn.com issued to nine designees of Joseph Charles & Associates, Inc. warrants to purchase an aggregate of 90,000 Common Shares at fair market value, with an exercise price of $6.375 per share, vesting upon the date of issuance and exercisable for five years. These warrants valued at $115,454 were issued pursuant to an agreement terminating an investment banking agreement.

On January 21, 2000, MyTurn.com issued warrants to purchase 1,000,000 Common Shares to a Director who subsequently became MyTurn.com's Chairman of the Board and Interim Chief Executive Officer. Warrants to purchase 500,000 Common Shares were issued below fair market value with an exercise price of $5.00 per share and vested immediately. MyTurn.com recognized a stock compensation charge of $5,343,750 in the first quarter of 2000 related to these 500,000 warrants. The remaining warrants to purchase 500,000 Common Shares were issued below fair market value at various prices ranging from $5.00 to $15.00 and vested based on certain performance goals. On April 4, 2000 the vesting was amended to vest fully on April 4, 2000. MyTurn.com recognized a stock compensation charge of $4,625,000 in the second quarter of 2000 related to these 500,000 warrants. All 1,000,000 warrants described above are exercisable for a period expiring 5 years from the date of issuance.

On January 3, 2000, MyTurn.com issued warrants to purchase 90,000 Common Shares, at a price of $6.375 per share, pursuant to the termination of an investment banking agreement, valued at $461,569. These warrants vested immediately and expire on January 3, 2005.

On January 21, 2000, MyTurn.com issued warrants to purchase 125,000 Common Shares, below fair market value, at a price of $5.00 per share, to a new Class III director of MyTurn.com. Warrants to purchase 50,000 shares vested immediately and are valued at $68,750 which was recognized in the first quarter. The remaining warrants to purchase 75,000 shares vest based on certain performance goals and will be recognized in future periods over the vesting period of those warrants . These warrants are exercisable for a period expiring 5 years from the date of issuance.

On January 21, 2000, MyTurn.com granted options to purchase 90,000 Common Shares with exercise prices of $2.50 and $6.375 per share to a non-employee, valued at $666,267. These options vest at a rate of one-third of the unvested options every six months and expire on January 2, 2005.

On January 21, 2000, MyTurn.com granted options to purchase 10,000 Common Shares with an exercise price of $16.625 per share to a non-employee, valued at $133,823. These options vested immediately and are exercisable for a period expiring 5 years from the date of grant.

In January 2000, holders of 1,370 Series B Preferred Shares converted such shares into 256,075 Common Shares.

In January 2000, MyTurn.com issued 277,000 shares of Common Stock from the Company's treasury stock in payment of the 1999 stock bonus, valued at $1,761,550, which was accrued in 1999.

On April 4, 2000, MyTurn.com issued warrants to purchase 500,000 Common Shares at fair market value, with an exercise price of $20.25 per share, valued at $8,153,000, to a Director at the time he became MyTurn.com's Chairman of the Board and Interim Chief Executive Officer. The 500,000 warrants which vested immediately, were granted in connection with the individual's acceptance of the positions of Chairman of the Board and Interim Chief Executive

Officer, commitment of his time and resources to MyTurn.com, his personal commitment to provide MyTurn.com up to $6,000,000, to support ongoing capital requirements of MyTurn.com, if necessary, and his posting of $3,500,000 as security for the Company's line of credit with a manufacturer. All 500,000 warrants described above are exercisable for a period expiring 5 years from the date of issuance.

On April 4, 2000, MyTurn.com granted warrants to purchase 25,000 shares of Common Stock at a price of $20.25 per share for public relations consulting services, valued at $407,250. These warrants vested immediately and are exercisable for a period expiring 5 years from the date of issuance.

On April 4, 2000, MyTurn.com issued 30,000 Common Shares valued at $607,500, to an unaffiliated party in consideration for his involvement in finding a placement agent for MyTurn.com's private offerings in 1999.

On April 4, 2000, the Board approved the acceleration of the vesting of stock options issued to certain members of management, in excess of the pre-amended 1996 Stock Option Plan, to be fully vested on April 4, 2000. Of the $17,705,804 second quarter compensation charge related to options issued to employees in excess of the pre-amended 1996 Stock Option Plan, $7,326,153 relates to the acceleration of these stock options issued to certain members of management.

In June 2000,  the Board of  Directors  adopted the 2000 Stock  Option Plan (the
"2000 Plan") which provides for the award of a variety of stock based compensation alternatives such as non- qualified stock options, incentive stock options and stock appreciation rights. The 2000 Plan will be administered by the Board of Directors or a committee of the Board of Directors and provides for the granting of options to purchase up to 10,000,000 shares of the Company's Common Stock. Persons eligible to participate in the 2000 Plan include officers, directors employees and certain non-employees, who in the judgment of the Board of Directors, render significant service to the Company.

On June 8, 2000, the Company granted options to purchase 10,000 shares of Common Stock to a non-employee for consulting services at an exercise price of $17.32, valued at $24,216. These options vest in one-third increments on the first, second and third anniversary of the date of grant and expire 5 years from the date of grant.

On June 8, 2000, the Company issued warrants to purchase 75,000 shares of Common Stock to Shanghai Industrial Investment (Group) Co., Ltd., (see Note 5) at an exercise price of $17.32, valued at $1,050,750. These options vest immediately and are exercisable for a period expiring 5 years from the date of issuance.

The offering memorandum in connection with MyTurn.com's private placements through Hornblower and Weeks in October and November 1999, provided that investors would be granted certain registration rights. A form of registration rights agreement which was an exhibit to the offering memorandum, which agreement was not executed or delivered by MyTurn.com or any investor, provides that if the registration statement is not filed 40 days after the closing, and/or that registration statement is not declared effective within 180 days after the closing, MyTurn.com is obligated to pay liquidated damages of five percent of the amounts invested for each 30 days that the default continues. MyTurn raised aggregate gross proceeds of $2,367,000 in these offerings. A registration statement has not been filed. On June 8, 2000, MyTurn.com entered into a settlement agreement related to this matter, the terms of which included the issuance of 59,850 shares of Common Stock, valued at $953,859 and the agreement to file a registration statement by July 17, 2000, covering the resale of the Common Shares and underlying warrants purchased, pursuant to the offering memorandum (see Note 7).

On June 22, 2000, MyTurn.com issued warrants to purchase 500,000 Common Shares at fair market value, with an exercise price of $12.4375 per share, valued at $5,005,000, to the Chairman of the Board and Interim Chief Executive Officer. The warrants vest immediately and are exercisable for a period expiring 5 years from the date of issuance.

On June 28, 2000, GPC Acquisition Corp. ("GPC"), a wholly-owned subsidiary of MyTurn.com, Inc. ("MyTurn.com"), acquired certain assets of Breadbox Computer Company ("Breadbox") pursuant to an Agreement and Plan of Reorganization (the "Agreement") among GPC, MyTurn.com and Breadbox. The assets acquired by GPC from Breadbox included, among other things, all of Breadbox's intellectual property rights relating to or arising out of certain computer software, and Breadbox's rights under various contracts, including among other things, licenses of certain of Breadbox's technology to third parties, Breadbox's license of certain technology from third parties. In consideration of the assets, MyTurn.com issued an aggregate of 768,628 Common Shares with a fair market value of $12,251,930.

For the six months ended June 30, 2000, MyTurn.com issued 2,110,835 and 615,607 shares of Common Stock to option and warrant holders, respectively, for which MyTurn.com received $8,946,398 in cash proceeds.

NOTE   3  -     SHAREHOLDER LOAN

On January 4, 2000, pursuant to an indemnification obligation, MyTurn.com paid $232,000 on an officer's behalf in settlement of a legal action. Additionally, MyTurn.com loaned the officer approximately $84,313 in connection with the settlement. This loan bears interest at 10% per annum with interest and principal payable in one balloon payment due on February 3, 2002.

NOTE   4  -     SUBSCRIPTIONS BY SHAREHOLDER

In May 2000, the Chairman of the Board and Interim Chief Executive Officer provided MyTurn.com amounts aggregating $2,250,000 pursuant to his financial commitment to fund working capital deficits of up to $500,000 per month for the 12 months beginning April, 2000. MyTurn.com recognized these capital infusions as subscriptions for Preferred Stock. The terms of the Preferred Stock, which has not been issued as of June 30, 2000, includes a face amount of $1,000 per share, and conversion of the face amount per share into either shares of Common Stock based on the market value per share at the time of each infusion, or securities issued in a future private financing before December 31, 2000, based on the purchase price of such securities. Other terms of the Preferred Stock are to be mutually determined. Although

MyTurn.com is exploring financing opportunities, it has not reached any agreements or arrangements with respect to any financing.

NOTE   5   -     CONTINGENCIES AND COMMITMENTS

Effective February 1, 2000, MyTurn.com entered into an amended agreement with Suissa Miller Advertising Agency to develop and execute advertising on behalf of MyTurn.com. The initial term of the agreement will be for a period from the effective date through December 31, 2000 with provision for automatic annual extensions if neither party provides notice of intent to terminate. Pursuant to the conditions of this agreement, MyTurn.com is obligated to pay a monthly retainer of $40,909. Additional amounts will be paid if gross media spending exceeds certain limits. The agreement also provides for performance based bonuses for each contract year during which the Agency's senior management is entitled to a performance based bonus. Warrants to purchase 100,000 shares of Common Stock will also be issued if MyTurn.com reaches a certain level of retail shipments prior to December 31, 2000.

On March 8, 2000, MyTurn.com entered into a license agreement with CNN Interactive, Inc. that established links between MyTurn.com's Internet portal site and a CNN Internet site currently known as CNN Interactive. The term of the agreement will be for a period ending on June 15, 2001. Pursuant to the conditions of the licensing agreement, MyTurn.com is obligated to pay an aggregate of $875,000 consisting of a $87,500 deposit and four quarterly payments of $196,875 commencing on April 15, 2000.

Effective March 1, 2000 MyTurn.com entered into a lease agreement for office space in California, with an initial term of 4.5 years, which provides for base annual rental of $664,668 and annual increases to the base rent of 3% per annum.

Future minimum rentals for office space are as follows:

      Fiscal Year

        Ending

         2000                                           $     528,022
         2001                                                 679,623
         2002                                                 700,012
         2003                                                 721,012
         2004                                                 555,620
                                                         --------------
                                                        $   3,184,289

On May 1, 2000, MyTurn.com entered into an agreement with Genuity, a public company, to provide Internet dial access service. The term of the agreement is for 12 months from the earlier of the day on which installation and configuration are completed plus 30 days or the day on which the first user uses the Dial access service. Pursuant to the terms of the service agreement, MyTurn.com is obligated to pay a monthly fee based on usage subject to a minimum monthly fee of $200,000.

On May 23, 2000, MyTurn entered into an agreement with G2, LLC to provide financial advisory services. The term of the agreement is for 6 months commencing on April 25, 2000. Pursuant to the agreement, MyTurn is obligated to pay a monthly retainer of $15,000. The agreement also provides for additional fees to be paid on proceeds raised from capital sources introduced to MyTurn.com by G2, LLC. Warrants to purchase 2,500 shares of Common Stock will also be issued for each $1million of the first capital investment raised subject to a maximum of 200,000 warrants.

On June 1, 2000, MyTurn.com entered into an inventory management agreement with FGI Print Management, Inc., to provide warehousing, fulfillment and inventory management services. The term of the agreement is for a period of one year from the effective date. Pursuant to the agreement, MyTurn.com will pay per unit charges for order fulfillment services as well as for warehouse storage services.

On June 13, 2000, MyTurn.com entered into a manufacturing agreement with Shanghai Industrial Investment (Group) Co., Ltd. ("SIIG"), a Shanghai manufacturer (see Note 2). The agreement provides for the manufacture, assembly and shipment of MyTurn's consumer product, the GlobalPC. The term of the agreement is for 36 months from the effective date. Within 90 days of the effective date of the agreement, MyTurn.com is obligated to submit initial purchase orders for at least 250,000 units and at least 705,000 units by December 31, 2000. The cost per unit for the first 100,000 units is fixed with subsequent pricing to be determined by mutual consent of both parties. Payments will be made to SIIG in accordance with a factoring agreement entered into between MyTurn.com and the Banc of America Commercial Corporation ("BACC") entered into in June 2000. The agreement provides for BACC to make payments to SIIG, without recourse, against MyTurn.com, for shipments of GlobalPC's, made to MyTurn.com customers, which have been credit approved by BACC. In return, MyTurn.com assigns, without recourse, interest in all present and future receivables. Additionally, MyTurn.com will pay BACC a monthly commission based on gross receivables subject to a minimum commission of at least $100,000 per year. In connection with the factoring agreement, MyTurn.com has pledged a $750,000 certificate of deposit as security to BACC.

NOTE   6  -     INCOME (LOSS)

For the six months ended June 30, 2000, MyTurn.com reflected a net loss of $111,147,409 or a $11.20 loss per basic share as compared to a net loss of $6,455,547 or a $1.72 loss per basic share for the same period in 1999. Net loss per diluted share was the same as net loss per basic share for each of the respective years as the effect of including potentially dilutive securities in the computation of earnings per share is anti-dilutive. This increase in loss is primarily the result of the increase in costs and expenses of $110,432,125 from 1999 to 2000, resulting from the non-cash stock based earnings charges as discussed above.

NOTE   7  -     SUBSEQUENT EVENTS

On June 8, 2000, MyTurn.com entered into a settlement agreement related to the resale of the Common Shares and underlying warrants purchased, pursuant to the offering memorandum in connection with MyTurn's private placements through Hornblower and Weeks in October and November 1999. The terms of the settlement included the issuance of 59,850 shares of Common Stock, valued at $953,859 and the agreement to file a registration statement by July 17, 2000. MyTurn.com did not file a registration statement by such date. MyTurn has negotiated a further agreement to extend the filing date to October 30, 2000 and to issue an additional 59,850 shares of Common Stock as consideration. This agreement has not been executed.

In July 2000, the Chairman of the Board and Interim Chief Executive Officer provided MyTurn.com additional capital infusions aggregating $4,200,000 pursuant to his financial commitment to fund working capital deficits of up to $500,000 per month for the 12 months beginning April,2000. MyTurn.com will recognize the capital infusions made in July 2000, as subscriptions for Preferred Stock.

The Chairman of the Board and Interim Chief Executive Officer has indicated that although he has met his funding commitment, he will continue to meet
MyTurn.com's funding needs through September 2000. At that time, MyTurn.com anticipates it will have secured third party financing although it cannot assure this. Currently, no agreements for financing have been reached nor are any agreements pending.

On July 24, 2000, MyTurn.com entered into a financial outsourcing services agreement with ResourcePhoenix.com to provide financial and accounting services. The term of the agreement is for an undetermined period. The agreement provides for the implementation of a new accounting software as well as for monthly finance and accounting services. Pursuant to the agreement, MyTurn.com is obligated to pay an implementation fee of $409,000 as well as a monthly service fee.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction:

Coastal Computer Systems, Inc., a New York corporation, was formed on June 30,1983. On October 18, 1996 Coastal Computer Systems, Inc. was reincorporated in Delaware under the name Compu-DAWN, Inc. On January 20, 2000 Compu-DAWN, Inc. changed its name to MyTurn.com, Inc. From 1983, until January 1999, MyTurn.com was primarily engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies.

On January 8, 1999, MyTurn.com's wholly-owned subsidiaries, e.TV Commerce, Inc. ("e.TV") acquired certain assets of LocalNet Communications, Inc. ("LocalNet") pursuant to a surrender of collateral to satisfy secured loans made by MyTurn.com to LocalNet. From January 8, 1999 through June 1999, MyTurn.com, through e.TV, operated in the Internet, e- commerce and telecommunications business, marketing products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a relationship-based referral marketing organization.

In May 1999, MyTurn.com adopted a plan to dispose of the assets which made up the public safety software division and ceased selling products and services through network marketing activities. In July 1999, MyTurn.com sold primarily all of the assets which made up its public safety software division to an unrelated third party.

From July 1999 through December 1999, MyTurn.com's focus was on fund raising efforts and on finalizing the asset purchase transaction with Global PC, Inc. On December 22, 1999, MyTurn.com acquired substantially all the tangible and intangible assets of Global PC, Inc., and from December 1999 through June 30, 2000, MyTurn.com focused on:

        - developing strategic business relationships and infrastructure essential to the business, and
        - the beta test phase of its low cost easy-to-use personal computer known as the GlobalPC, and
        -       preparing for a four-market roll-out of the GlobalPC.

Results of Operations:

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Revenues:

Revenues from continuing operations, for the three months ended June 30, 2000 were $40,564 which consisted primarily of interest income in the amount of $34,056. This compares to revenues of $81,200, for the three months ended June 30, 1999 which consisted primarily of interest income of $41,002 and internet subscription fees in excess of cost of $26,271.

Costs and Expenses:

Costs and expenses increased $44,880,024 for the three months ended June 30, 2000 from the same period in 1999. The increase was primarily attributable to the following:

     - Non-cash compensation charge of $8,591,933 resulting from the grant of options to employees, during 1999, in excess of the options available under MyTurn.com's 1996 Stock Option Plan. These options were valued using a measurement date of January 20, 2000, which was the day the shareholders approved an amendment to increase the number of options available for grant under MyTurn.com's 1996 Stock Option Plan. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charge of $9,113,871 resulting from the grant of options to employees in January of 2000, having an exercise price below the fair market value. These options were also in excess of the options available under MyTurn.com's 1996 Stock Option Plan. The value of these options was also measured on January 20, 2000, which was the shareholder approval date. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charge of $13,158,000 resulting from the issue of warrants to the Chairman of the Board and Interim Chief Executive Officer during the first quarter of 2000, which are valued using the Black-Scholes option pricing model. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charge of $4,625,000 resulting from the second quarter acceleration of the vesting of warrants issued to the Chairman of the Board and Interim Chief Executive Officer during the first quarter of 2000. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charges of $2,602,337 resulting from the grant of options and the issuance of warrants to non-employee consultants which are valued using the Black-Scholes option pricing model. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charges of $1,561,359 resulting from the issuance of Common Stock to non-employees which are valued using the market price of the stock on the date of issuance. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - An increase in depreciation and amortization of $1,119,972 resulting from amortization of goodwill related to the acquisition of assets of Global PC, Inc., of $902,069, amortization of licensing fees of $95,099, amortization of web-site development and domain name costs of $79,206 and depreciation of fixed assets of $43,598.

     - An increase in research and development costs o $668,799 related to the development of software to be used on the GlobalPC.

     - An increase in general and administrative costs of $3,501,760 which is primarily the result of the discontinuation of operations in 1999 which resulted in $350,746 of general and administrative costs in 1999. All other general and administrative costs in 1999 were associated with the discontinued operations and reflected net of revenues as a loss from discontinued operations of $2,402,069.

The consolidated loss from continuing operations, for the three months ended June 30, 2000 was $45,281,493 compared to loss from continuing operations of $2,762,902 for the same period in 1999. This is primarily attributable to the increase in costs and expenses from 1999 to 2000, resulting from the non-cash earnings charges as discussed above.

Income (Loss):

For the three months ended June 30, 2000, MyTurn.com incurred a net loss of $45,281,493 or a $4.40 loss per basic share as compared to a net loss of $2,762,902 or a $.72 loss per basic share for the same period in 1999. Net loss per diluted share was the same as net loss per basic share for each of the respective years as the effect of including potentially dilutive securities in the computation of earnings per share is anti-dilutive. This increase in loss is the result of the increase in costs and expenses of $44,880,024 from 1999 to 2000, resulting primarily from the non-cash earnings charges as discussed above.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

Revenues:

Revenues from continuing operations, for the six months ended June 30, 2000 were $84,310 which consisted primarily of interest income in the amount of $75,580. This compares to revenues of $314,138, for the six months ended June 30, 1999 which consisted primarily of interest income of $149,755 and internet subscription fees in excess of cost of $132,651.

Costs and Expenses:

Costs and expenses increased $110,432,125 for the six months ended June 30, 2000 from the same period in 1999. The increase was primarily attributable to the following:

     - Non-cash compensation charge of $53,085,256 resulting from the grant of options to employees, during 1999, in excess of the options available under MyTurn.com's 1996 Stock Option Plan. These options were valued using a measurement date of January 20, 2000, which was the day the shareholders approved an amendment to increase the number of options available for grant under MyTurn.com's 1996 Stock Option Plan. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charge of $16,708,763 resulting from the grant of options to employees in January of 2000, having an exercise price below the fair market value. These options were also in excess of the options available under MyTurn.com's 1996 Stock Option Plan. The value of these options was also measured on January 20, 2000, which was the shareholder approval date. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charge of $13,158,000 resulting from the issue of warrants to the Chairman of the Board and Interim Chief Executive Officer which are valued using the Black-Scholes option pricing model. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charge of $5,412,500 resulting from the issue of warrants to directors with an exercise price below the fair market value. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charge of $4,625,000 resulting from the acceleration of the vesting of warrants issued to the Chairman of the Board and Interim Chief Executive Officer during the first quarter of 2000. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charges of $7,113,931 resulting from the grant of options and the issuance of warrants to non-employees which are valued using the Black-Scholes option pricing model. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - Non-cash compensation charges of $1,561,359 resulting from the issuance of Common Stock to non-employees which are valued using the market price of the stock on the date of issuance. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     - An increase in depreciation and amortization of $2,227,305 resulting from amortization of goodwill related to the acquisition of assets of Global PC, Inc., of $1,804,138, amortization of licensing fees of $190,198, amortization of web-site development and domain name costs of $158,412 and depreciation of fixed assets of $74,557.

     - An increase in research and development costs o $827,289 related to the development of software to be used on the GlobalPC.

     - An increase in general and administrative costs of $5,739,502 which is primarily the result of the discontinuation of operations in 1999 which resulted in only $701,491 of general and administrative costs in 1999. All other general and administrative costs in 1999 were associated with the discontinued operations and reflected net of revenues as a loss from discontinued operations of $5,970,091.

The consolidated loss from continuing operations, for the six months ended June 30, 2000 was $111,147,409 compared to loss from continuing operations of $6,455,547 for the same period in 1999. This is primarily attributable to the increase in costs and expenses from 1999 to 2000, resulting from the non-cash earnings charges as discussed above.

Income (Loss):

For the six months ended June 30, 2000, MyTurn.com incurred a net loss of $111,147,409 or a $11.20 loss per basic share as compared to a net loss of $6,455,547 or a $1.72 loss per basic share for the same period in 1999. Net loss per diluted share was the same as net loss per basic share for each of the the respective years as the effect of including potentially dilutive securities in the computation of earnings per share is anti-dilutive. This increase in loss is the result of the increase in costs and expenses of $110,432,125 from 1999 to 2000, resulting primarily from the non-cash earnings charges as discussed above.

Cash Flows:

Cash used in operating activities was $9,183,930 for the six months ended June 30, 2000, as compared to $3,255,256 for the same period in 1999. This increase is primarily attributable to costs associated with developing strategic business relationships and infrastructure essential to the business as well as costs associated with the manufacture of a limited number of GlobalPCs for its Beta test phase and costs associated with marketing and advertising related to the third quarter launch of the GlobalPC.

Cash used in investing activities was $1,945,645 for the six months ended June 30, 2000, as compared to $301,065 for the same period in 1999. This increase was primarily the result of capital expenditures of $1,051,354 as well as software development costs of $809,978 during the six months ended June 30, 2000.

Cash provided by financing activities was $11,173,990 for the six months ended June 30, 2000 as compared to $327,834 for the same period in 1999. The increase in cash provided by financing activities is primarily the result of proceeds from the exercise of warrants and options which aggregated $8,946,398 as well as a subscription for Preferred Stock by a Director in the amount of $2,250,000.

Liquidity and Capital Resources:

At June 30, 2000, MyTurn.com had working capital of $1,151,809, a current ratio of 1.3:1 and a debt to net worth ratio of 0:1. At its year ended December 31, 1999, MyTurn.com had a working capital deficit of $504,199, a current ratio of (.77):1 and a debt to net worth ratio of .001:1. The increase of MyTurn.com's working capital is primarily attributable to proceeds of $8,946,398 received as a result of the exercise of 2,110,835 options and 615,607 warrants during the six month period ended June 30, 2000.

MyTurn.com anticipates it will need additional capital to continue to develop its business plan and sustain its business at current levels. MyTurn.com believes obtaining additional funding is essential to the successful implementation of both its short-term and long- range business plans, and this is one of the focuses of management.

In March 2000, MyTurn.com received a financial commitment from Michael Fuchs, its recently appointed Chairman of the Board and Interim Chief Executive Officer to fund working capital deficits of up to $500,000 per month for the 12 months beginning April, 2000 if proceeds from operations or other fund raising efforts are not sufficient to meet MyTurn.com's working capital needs. As of June 30, 2000, Michael Fuchs had funded working capital needs by providing $2,250,000 to the Company. In July 2000, he provided MyTurn.com additional capital infusions aggregating $4,200,000. MyTurn.com recognized the capital infusions made in May and July 2000, as subscriptions for Preferred Stock. The terms of the Preferred Stock includes a face amount of $1,000 per share, and conversion of the face amount per share into either Common Shares based on the fair market value per share at the time of each infusion, or securities issued in a future private financing before December 31, 2000, based on the purchase price of such securities. Other terms of the Preferred Stock are to be mutually determined.

The Chairman of the Board and Interim Chief Executive Officer has indicated that although he has met his funding commitment, he will continue to meet
MyTurn.com's funding needs through September 2000. At that time, MyTurn.com anticipates it will have secured third party financing although it cannot assure this. Currently, no agreements for financing have been reached nor are any agreements pending.

MyTurn.com is continuing to explore sources of capital, including debt and equity investments. There can be no assurance that any investor will make a debt or equity investment in MyTurn.com or that any agreement to raise capital will be reached. If future investments are made, MyTurn.com cannot assure that they will be made on terms as favorable as MyTurn.com would like nor can MyTurn.com predict at this time the size of such an investment. If MyTurn.com is unable to secure additional financing, it may not be able to continue its current business plan. Consequently, MyTurn.com will have to revise its business plan or scale back its operations.

In March 2000, MyTurn.com received a commitment from certain members of management who hold options to purchase up to 3,159,405 Common Shares that they will exercise these options on or prior to June 30, 2000. As of June 30, 2000, proceeds of $1,685,000 had been raised from the exercise of 785,000 of these shares. Presently, the intentions of these option holders is undetermined.

See Note 2 "Capital Stock and Equivalents" to the Consolidated Condensed Financial Statements for discussion of non-cash stock compensation charges that MyTurn.com recognized during the six month period ended June 30, 2000. MyTurn.com will recognize non- cash stock compensation charges of approximately $13,375,000 in future periods, over the vesting period of the options. These non-cash earnings charges will not impact MyTurn.com's cash flow or net stockholders' equity.

Forward Looking Statements

Certain information contained in the matters set forth above are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. MyTurn.com cautions readers that certain important factors may affect the MyTurn.com's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made above and elsewhere in this Quarterly Report or which are otherwise made by or on behalf of MyTurn.com. For this purpose, any statements contained above and elsewhere in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe,"
"anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect results include, but are not limited to, the Internet and Internet related technology and products, new technology developments, developments and regulation in the telecommunications industry, the risk of loss of management and personnel, the competitive environment within the Internet and telecommunications industries, the ability of MyTurn.com to develop its infrastructure, the ability of MyTurn.com to comply with its obligations under the manufacturing agreement for the Global PC and related bank financing agreements, the rate at which purchasers of the GlobalPC sign-up for the MyTurn.com Internet service, the ability of MyTurn.com to enter into arrangements to sell products through the retail mass market channels, the ability of MyTurn.com to raise additional capital which will be required to continue to develop and sustain business at current levels and to implement MyTurn.com's business plan and generate revenue, uncertainties inherent in litigation, the competence required and experience of management and economic conditions. MyTurn.com is also subject to other risks detailed herein or detailed from time to time in MyTurn.com's Securities and Exchange Commission ("SEC") filings.

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

On June 12, 2000, the action by Christopher Leng Smith against MyTurn.com, which was previously disclosed in Myturn.com's Quarterly Report on Form 10-QSB for the period ended March 31, 2000 under Part II Item 1 "Legal Proceedings", was settled. Under the settlement, MyTurn.com issued Mr. Smith 630 Common Shares and the parties agreed to extend the filing date and effective date to July 17, 2000 and September 30, 2000, respectively, for the proposed registration statement covering the resale of Mr. Smith's Common Shares, and Common Shares underlying warrants, which were issued in a private placement in November 1999. The action was terminated without prejudice. MyTurn.com did not file a registration statement by July 17, 2000. MyTurn has negotiated a further agreement to extend the filing date of the registration statement to October 30, 2000 with no required effective date and the issuance of an additional 630 Common Shares. Currently, this agreement has not been executed.

ITEM 2. Changes in Securities

On April 4, 2000, MyTurn.com issued to one person 30,000 Common Shares for his involvement in finding a placement agent for MyTurn.com's private offerings in October and November 1999.

On April 4, 2000, MyTurn.com issued to Michael Fuchs warrants to purchase 500,000 Common Shares. The warrants have an exercise price of $20.25 per share, and are exercisable for a period of five years from the issuance date.

On April 4, 2000,  MyTurn.com  issued to one person  warrants to purchase 25,000
Common Shares in connection with that person's agreement to provide public relations services to MyTurn.com. The warrants have an exercise price of $20.25 per share, and are exercisable for a period of five years from the issuance date.

In June 2000, MyTurn.com issued an aggregate of 59,850 Common Shares to 32 persons who were investors MyTurn.com's private placements in October and November 1999, under an agreement to extend the filing date and effective date of a proposed registration statement covering the resale of Common Shares, and Common Shares underlying the warrants, issued to them in those private placements.

On June 8, 2000 MyTurn.com issued warrants to purchase 75,000 Common Shares to Shanghai Industrial Investment (Group) Co., Ltd. ("SIIG") pursuant to the Manufacturing Agreement between MyTurn.com and SIIG. The warrants have an exercise price of $17.31 per share, and are exercisable for five years from the date of issuance.

On June 22, 2000 MyTurn.com issued to Michael Fuchs warrants to purchase 500,000 Common Shares. The warrants have an exercise price of $12.44 per share, and are exercisable for a period of five years from the issuance date.

In June 2000 MyTurn.com issued 768,628 Common Shares to Breadbox Computer Company in consideration for certain assets which were acquired by MyTurn.com's wholly-owned subsidiary GPC Acquisition Corp.

In the second quarter of 2000, MyTurn.com issued an aggregate of 117,937 Common Shares to 12 persons, and Class A and Class B warrants to purchase an aggregate of 2,548,830 Common Shares to 25 persons. The Common Shares and warrants were issued in a private offering undertaken in connection with the MyTurn.com's acquisition of assets from Global PC, Inc. which closed on December 22, 1999. The warrants are exercisable at $2.50 per share, in cash or pursuant to a net issue exercise.

The above transactions were private transactions not involving public offerings and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. Such issuances of securities were without the use of an underwriter, and the certificates evidencing such securities bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to an exemption under the Securities Act.

During the second quarter of 2000, MyTurn.com issued 161,700 Common Shares to 3 holders of warrants in MyTurn.com's bridge financing transaction in October 1996 (the "Bridge Warrants"). These transactions were private transactions not involving public offerings and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. The resale of the Common Shares issued upon the exercise of the Bridge Warrants is covered by MyTurn.com's post-effective Amendment No. 1 to Registration Statement on Form SB-2 on Form S-3, which was declared effective by the SEC on June 21, 1999.

In the second quarter of 2000 MyTurn.com granted options to purchase an aggregate of 679,500 Common Shares under its 2000 Stock Option Plan to one non-employee director, 15 employees and 1 consultants. The Options have exercise prices ranging from $8.00 to $17.32 per share and are exercisable for five years from their respective dates of issuance. The options vest on various dates during their respective exercise periods, ranging from the date of grant to the third anniversary of the grant date. The grants of options were private transactions not including a public offering.

ITEM 5. Other Information

MyTurn.com  launched  the  GlobalPC  in four test  markets  in late  July  2000:
Portland, Oregon, Minneapolis, Minnesota, Tampa, Florida and Indianapolis, Indiana.

During the second quarter of 2000, MyTurn.com entered in to an agreement with Mattel Interactive (formally The Learning Company) to make over twenty educational software titles available for use on the GlobalPC. Sold through MyTurn.com's online Internet portal, these products cost end-users between $9.95 and $14.95 per title. In addition, a number of agreements have been reached with suppliers of various online services including e-loan, ehow and efax.com. In August, 2000, MyTurn.com entered into an agreement with NextCard to offer As MyTurn.com's bank in the United States, Bank of America is factoring the company's domestic receivables from the sale of the GlobalPC.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits                 Description of Exhibit

        2.1 Agreement of Merger between MyTurn.com and Coastal Computer Systems, Inc., a New York corporation.*

        2.2 Agreement and Plan of Reorganization dated as of June 28,2000 among MyTurn.com, GPC Acquisition Corp. and Breadbox Computer Company.**

        3.1             Articles of Incorporation of MyTurn.com.*

        3.2 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 5, 1998.***

        3.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 2, 1998. ****

        3.4             Amended and Restated By-Laws of MyTurn.com.*****

        4.1             Specimen Common Share Certificate.*

        10.1 Manufacturing Agreement effective as of June 13, 2000 between MyTurn.com and Shanghai Industrial Investment (Group), Co. Ltd.

        10.2 Factoring Agreement between MyTurn.com and Banc of America Commercial Corporation.

        10.3 Inventory Management Agreement effective June 1, 2000 between MyTurn.com and FGI Print Management, Inc.

        10.4            Master   Agreement   dated  April  28,   2000   between
                        BBN Corporation d/b/a Genuity Solutions and MyTurn.com.

        27              Financial Data Schedule.

* Previously filed as an exhibit to MyTurn.com's Registration Statement on Form SB-2, Registration No. 333-18667.

** Previously filed as an exhibit to MyTurn.com's Current Report on Form 8-K for an event dated June 28, 2000.

*** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

**** Previously filed as an exhibit to MyTurn.com's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

***** Previously filed as an exhibit to MyTurn.com's Annual Report on Form 10-KSB for the period ended December 31, 1999.

(b)      Current Report on Form 8-K

Current Reports on Form 8-K were filed by the Company during the six month period ended June 30, 2000 as follows:

               Date of Event: June 5, 2000
               Item Reported: 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 14, 2000                MyTurn.com, Inc.

                                         By: /s/ Michael Fuchs
                                            -------------------------------
                                            Chairman of the Board and
                                            Interim Chief Executive Officer