Form 10QSB
period 2000-09-30
MYTURN COM INC
filed 2000-11-14
CIK 1028079

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549 SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

Commission file number   000-22611
                         ---------

                                MyTurn.com, Inc.
                                ----------------
        Exact name of Small Business Issuer as Specified in Its Charter)

Delaware                                                        11-3344575
--------                                                        ----------
(State or other jurisdiction of incorporation       (IRS Employer Identification
or organization)                                                  No.)

             1080 Marina Village Parkway, Alameda, California 94501
             ------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code (510) 263-4800

               ---------------------------------------------------
              (Former Name, Former Address and Formal Fiscal Year,
                          if Changed Since Last Report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ----  ----
The number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2000: 12,598,981


Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                               ----     ----


                        MyTurn.com, Inc. and Subsidiaries

                                    - INDEX -

                                                                                                                Page
                                                                                                                ----

PART I  -  Financial Information

Item 1. Condensed Consolidated Financial  Statements

Condensed Consolidated  Balance Sheet - September 30, 2000 (unaudited)                                             3

 Condensed Consolidated Statements of Operations -
   Three Months and Nine Months Ended September 30, 2000 and 1999 (unaudited)                                      4

Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 2000 and 1999 (unaudited)                                                        5

 Notes to Interim Condensed Consolidated Financial Statements (unaudited)                                          7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                                19


PART II  -  Other Information

 Item 1.    Legal Proceedings                                                                                      27

 Item 2.    Changes in Securities                                                                                  27

 Item 3.    Defaults Upon Senior Securities                                                                        28

 Item 4.    Submission of Matters to a Vote of Security Holders                                                    28

 Item 5.    Other Information                                                                                      28

 Item 6.    Exhibits and Reports on Form 8-K                                                                       28


SIGNATURES                                                                                                         29


Part 1            Financial Information
        Item 1.      Condensed Consolidated Financial Statements

                        MyTurn.com, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                           September 30, 2000
ASSETS                                                        (Unaudited)
Current assets:
      Cash                                                     $      665,601

      Restricted cash                                               2,750,000
      Receivables                                                     302,199
      Inventory, net of allowances                                  4,246,938
      Prepaid expenses and other assets                               246,392

              Total current assets                                  8,211,130



Fixed assets, net                                                   3,083,333

Goodwill, net                                                       8,044,993
Software development costs, net                                    14,432,088

Licenses, net                                                       1,616,686

Web-site development costs, net                                       380,245
Other assets                                                          504,213
                                                           ------------------

              Total assets                                     $   36,272,688
                                                           ------------------



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

      Accounts payable and accrued expenses                    $    8,064,022
      Net liabilities of discontinued operations                      343,117
                                                           ------------------

              Total current liabilities                             8,407,139


Commitments and contingencies (Note 5)

Preferred stock, $.01 par value; 1,000,000 shares authorized

      Series A convertible preferred                                    --
      Series B convertible preferred                                    --
      Subscription for preferred stock                              12,856,000

Common stock, par value $.01, 60,000,000 shares authorized;

      12,188,147 shares issued and outstanding                         121,881

Additional paid-in-capital                                         173,191,398

Deferred stock based compensation                                   (8,349,255)
Accumulated deficit                                               (149,364,780)
Shareholder loan                                                       (84,313)
Less: treasury stock, 75,544 shares at cost                           (505,382)
                                                               ----------------

      Total shareholders' equity                                    27,865,549
                                                                --------------

              Total liabilities and shareholders' equity        $   36,272,688
                                                                --------------


     See accompanying notes to condensed consolidated financial statements.

                        MyTurn.com, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        For the Three Months Ended               For the Nine Months Ended
                                                              September 30,                            September 30,

                                                  --------------------------------------  ----------------------------------------

                                                         2000                1999                 2000                 1999
                                                  ------------------  ------------------  --------------------  ------------------


Product revenues                                        $     97,631    $             --          $     97,631    $            - -
Internet subscription fees net of cost                       (37,240)            (70,827)              (73,579)             61,824
Product costs                                             (1,352,997)                 --            (1,352,997)                - -
                                                          -----------           --------            -----------          ----------
Gross margin                                              (1,292,606)            (70,827)           (1,328,945)             61,824

Operating expenses:

   Sales and marketing                                     3,154,002                  --             3,473,905                 - -
   Research and development costs                             80,153                  --               907,442                 - -
   General and administrative                              5,385,107           1,086,464            11,506,197           1,787,954
   General and administrative stock based                  4,709,709                  --           106,374,518                 - -
              compensation (Note 2)
   Depreciation and amortization expense                   2,623,474                  --             4,850,779                 - -
                                                         -----------           ---------           -----------           ----------
Total operating expenses                                  15,952,445           1,086,464           127,112,841           1,787,954


Interest and other, net                                       31,886              10,118                94,259              93,502
Loss on investment transaction                                    --             (71,000)                    -             (71,000)
Loss on abandonment of fixed assets                               --                  --               (13,047)                 --
                                                         ------------         -----------         -------------         ------------
Loss from continuing operations                          (17,213,165)         (1,218,173)         (128,360,574)         (1,703,628)

Discontinued operations:
   Loss from discontinued operations                              --          (1,005,917)                   --          (6,976,008)
   Gain on sale of discontinued operations                        --             537,732                    --             537,732

                                                      ---------------      --------------        -------------        -------------
      Net loss                                        $ (17,213,165)       $  (1,686,358)        $(128,360,574)      $  (8,141,904)
                                                       =============        =============         =============       =============

Basic and diluted loss per common share:

   Continuing operations                           $        (1.44)    $          (0.29)   $           (12.37)     $        (0.44)
   Discontinued operations                         $          --      $          (0.24)   $              --       $        (1.79)

   Gain on sale of discontinued operations         $          --      $           0.13    $              --       $         0.14
                                                  ------------------  ------------------  --------------------  ------------------
      Basic and diluted loss per common -          $        (1.44)     $         (0.40)   $           (12.37)     $        (2.09)
     share:
                                                  ------------------- ------------------- --------------------- -------------------
Weighted average number of basic and                      11,977,579           4,192,489            10,379,269           3,887,625
 diluted common shares outstanding
                                                  ------------------  ------------------  --------------------  ------------------


     See accompanying notes to condensed consolidated financial statements.



                        MyTurn.com, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                        MyTurn.com, Inc. and Subsidiaries
                                   (Unaudited)

                                                                                          For the nine Months Ended
                                                                                                September 30,

                                                                                ----------------------------------------------

                                                                                         2000                    1999
                                                                                ----------------------   ---------------------

Cash Flows Used In Operating Activities:

       Net loss                                                                          $ (128,360,574)        $   (8,141,904)
       Adjustments to reconcile net loss to net cash used in
              operating activities:
          Loss from discontinued operations                                                          --              6,976,008
          Write down of store displays                                                          355,688                     --
          Gain on sale of discontinued operations                                                    --               (537,732)
          Depreciation and amortization                                                       4,850,779                 12,269
          Loss on settlement                                                                         --                 71,000
          Loss on sale of short term investments                                                     --                 36,818
          General and administrative stock based compensation                               106,374,518                212,800
          Changes in assets and liabilities:
              Increase in restricted cash                                                    (2,750,000)                    --
              Increase in receivables                                                          (293,310)               (21,949)
              Increase in inventory                                                          (4,024,544)               (64,832)
              Increase in prepaid expenses and other assets                                    (234,396)               (32,027)
              Increase in long term other assets                                               (465,894)               (28,293)
              Increase in accounts payable and accrued expenses                               6,831,565                651,900
              Decrease in other payable                                                             --                 (50,000)
              Decrease in net liabilities of discontinued operations                           (169,080)                    --
                 Net cash used in continuing operations                                     (17,885,249)              (915,942)
                                                                                ------------------------ ----------------------
                 Net cash used in discontinued operations                                           --              (3,471,702)
                                                                                ----------------------   ----------------------
                 Net cash used in operating activities                                      (17,885,249)            (4,387,644)
                                                                                ------------------------ ----------------------



Cash Flows Used In Investing Activities:
       Loans to GlobalPC                                                                             --               (611,573)
       Purchases of fixed assets                                                             (3,928,117)                    --
       Capital expenditures of discontinued operations                                               --               (158,036)
       Net proceeds from sales of network marketing customer lists                                   --                250,000
       Net proceeds from sale of public satiety division                                             --                500,000
       Shareholder loan                                                                         (84,313)                    --
       Capitalized software development costs                                                (1,218,381)              (157,676)
          Net cash used in investing activities                                              (5,230,811)              (177,285)
                                                                                ------------------------ ----------------------


                                   (Continued)








                        MyTurn.com, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                   (Continued)

                                                                                          For the nine Months Ended
                                                                                                September 30,

                                                                                ----------------------------------------------

                                                                                           2000                    1999
                                                                                --------------------------   ----------------

Cash Flows Provided by Financing Activities:

       Capital lease payments of discontinued operations                                                --             (19,294)

       Payment of notes payable                                                                    (22,408)                 --
       Payment of other liabilities                                                                 (3,633)                 --

       Net proceeds from private placement                                                              --              96,865
       Subscription for preferred stock                                                         12,856,000                  --
       Proceeds from exercise of warrants                                                        3,024,611                  --
       Proceeds from exercise of stock options                                                   6,472,670             471,050

          Net cash provided by financing activities                                             22,327,240             548,621
                                                                                --------------------------   -----------------

              Net decrease in cash and cash equivalents                                           (788,820)         (4,016,308)


       Cash and cash equivalents, beginning of period                                            1,454,421           4,378,400
                                                                                --------------------------   -----------------

       Cash and cash equivalents, end of period                                             $      665,601      $      362,092
                                                                                --------------------------   -----------------























     See accompanying notes to condensed consolidated financial statements.

                        MyTurn.com, Inc. and Subsidiaries
          Notes to Interim Condensed Consolidated Financial Statements

                                                     (Unaudited)

NOTE 1: DESCRIPTION OF COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Introduction:
-------------

     MyTurn.com, Inc. and its wholly owned operating subsidiaries ("MyTurn.com") is a provider of Internet related computing products and services. During the quarter ended September 30, 2000, MyTurn.com introduced to four markets the GlobalPC, a low cost personal computer system that targets first-time users. The GlobalPC is based on the GEOS operating system that MyTurn.com licenses from Geoworks Corporation. MyTurn.com has made or acquired improvements to this operating system. The integrated software application suite includes word processing, spreadsheet, database and home banking applications, an address book, a calendar, games and Internet and email capability. The initial sales of the GlobalPC are being made through mass merchant retailers. New marketing efforts will focus primarily on infomercials, home shopping networks, direct TV advertising and direct mail. MyTurn.com also plans to sell the GlobalPC through institutional sales channels, network marketing companies and its website, as well as continuing sales through mass merchant retailers.

History:
--------

     Coastal Computer Systems, Inc., a New York corporation, was formed on June 30, 1983. On October 18, 1996 Coastal Computer Systems, Inc. was reincorporated in Delaware under the name Compu-DAWN, Inc. On January 20, 2000 Compu-DAWN, Inc. changed its name to MyTurn.com, Inc. From 1983, until January 1999, MyTurn.com was primarily engaged in the business of designing, developing, licensing, installing and servicing computer software products and systems predominantly for public safety and law enforcement agencies.

     On January 8, 1999, MyTurn.com's wholly owned subsidiaries, e.TV Commerce, Inc. ("e.TV") acquired certain assets of LocalNet Communications, Inc. ("LocalNet") pursuant to a surrender of collateral to satisfy secured loans made by MyTurn.com to LocalNet. From January 8, 1999 through June 1999, MyTurn.com, through e.TV, operated in the Internet, e-commerce and telecommunications business, marketing products and services primarily using a person-to-person sales approach with the services of commissioned sales representatives in a relationship-based referral marketing organization.

     In June 1999, MyTurn.com adopted a plan to dispose of the assets that made up the public safety software division and ceased selling products and services through network marketing (e.TV) activities. In July 1999, MyTurn.com sold primarily all of the assets that made up its public safety software division to an unrelated third party.

     From July 1999 through December 1999, MyTurn.com's focus was on fund raising efforts and on finalizing the asset purchase transaction with Global PC, Inc. ("Global PC"). On December 22, 1999, MyTurn.com acquired substantially all the tangible and intangible assets of Global PC.

     From December 1999 through September 30, 2000, MyTurn.co has focused on developing strategic business relationships and infrastructure essential to the business, manufacturing a limited number of GlobalPCs for its Beta test phase, manufacturing a limited number of GlobalPCs for its initial sales, and initiating and managing a four-market rollout that commenced in July, 2000.

Basis of Presentation:
----------------------

     The interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain amounts have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position at September 30, 2000 and the results of operations and cash flows for the periods ended September 30, 2000 and 1999 are made. The interim unaudited condensed consolidated financial statements should be read in conjunction with MyTurn.com's consolidated financial statements and notes thereto contained in MyTurn.com's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

     The accompanying interim unaudited consolidated financial statements have been prepared assuming that MyTurn.com will continue as a going concern. As of September 30, 2000, MyTurn.com had approximately $665,601 in cash. As shown in the interim unaudited consolidated financial statements, MyTurn.com has experienced a substantial increase in operating expenses during the year in connection with the growth of its operations and staffing.

     The Company has determined that it must raise additional funds to support its operations and implement its business strategy over the next 12 months, and is undertaking efforts to raise additional capital. Although no assurances can be given that the efforts to raise additional capital will be successful the Company believes that it can successfully raise funds necessary to support its plans for the next 12 months. MyTurn.com is currently relying, and if additional funds are not raised, Myturn.com will rely, on its Chief Executive Officer and Chairman of the Board to meet the Company's working capital needs through to December 31, 2000 (Note 4).

Significant Accounting Policies:
--------------------------------

     The accounting policies followed by MyTurn.com are set forth in Note 2 to MyTurn.com's annual report filed on Form 10-KSB for the year ended December 31, 1999. Specific reference is made to this report for a description of MyTurn.com's securities and the notes to the financial statements included therein.

Basis of Consolidation:
-----------------------

     The consolidated condensed financial statements include the accounts of MyTurn.com and all of its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements.

Use of Estimates:
-----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash:
----------------

     Restricted cash consists of $2,750,000 of certificate of deposits pledged as collateral to a major financial institution in connection with a factoring agreement between MyTurn.com and the major financial institution.

Revenue Recognition:
--------------------

     MyTurn.com recognizes revenue from the sale of GlobalPCs only to the extent that the return rights of end users have expired. To date, MyTurn.com has sold its GlobalPC product only through mass merchant retailers. Due to the newness of its product and lack of sales history, MyTurn.com is unable to make reasonable and reliable estimates of returns and is therefore precluded from recognizing revenue until the customer's return right lapses.

     MyTurn.com receives a portion of the fees paid by MyTurn.com's customers to Internet subscription providers. Due to minimum subscription terms in its agreements with Internet subscription providers, Myturn.com's cost of providing Internet connections to its customers exceeded its share of the associated Internet subscription fees in the three months and nine months ended September 30, 2000 and the three months ended September 30, 1999.

Product Costs:
--------------

     Product costs consist of cost of inventory sold, fulfillment, inventory write-downs, freight costs, technical support and warranty cost.

Inventories:
------------

     Inventories consist of computer components, subassemblie and finished product and are stated at the lower of cost, as determined using the first-in, first-out method, or market.

Goodwill:
---------

     Cost in excess of fair value of net assets acquired (Goodwill) is being amortized on the straight-line method over three years. If it became probable that the projected future undiscounted cash flows associated with the acquired assets were less than the carrying value of the goodwill, the Company would recognize an impairment loss in accordance with the provisions of Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long Lived Assets to be Disposed of. "

Intangibles:
------------

     The Company's intangible assets include software development costs, licenses and certain web-site development costs. Software development costs are amortized on the units-of-production method based on the number of computer devices manufactured. Licenses are being amortized on the straight-line method over the life of the license agreement of 5 years. Web-site development costs are being amortized on the straight-line method over their estimated useful life of 2 years.

     The Company reviews the carrying value of their intangible assets on a quarterly basis to determine if there has been impairment. Should the review indicate that an intangible asset is not recoverable, the Company's carrying value of that intangible asset will be reduced. No impairment has been recognized in 2000.

Software Development Costs:
---------------------------

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

Stock-Based Compensation:
-------------------------

     On April 3, 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") which provides accounting rules for stock-based compensation under APB Opinion No. 25. The new rules are effective July 1, 2000 and require that the change in intrinsic value of re-priced options be calculated quarterly and any difference be recorded as a compensation charge until the options are exercised or cancelled. The change in the intrinsic value of re-priced options prior to July 1, 2000 is not recognized. As of September 30, 2000, MyTurn.com has 603,222 options outstanding with exercise prices of $2.50 that are subject to variable pricing under FIN 44. Due to a decline in MyTurn.com's stock price since July 1, 2000, MyTurn.com has not had compensation charges under FIN 44 related to the variable accounting for these options.

Recently Issued Accounting Pronouncements:
------------------------------------------

     In June 1998, the Financial Accounting Standards Board ( FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, The FASB issued Statement No. 137, in which it agreed to defer for one year the implementation date of SFAS No. 133. SFAS

No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company is assessing the impact of SFAS No. 133 on its consolidated condensed financial statements.

NOTE 2: CAPITAL STOCK AND EQUIVALENTS:

     Unless otherwise noted, the Common Shares described belo were issued at fair market value and the options and warrants described below provide for exercise prices equal to fair market value on the date they were granted or issued.

     During 1999, MyTurn.com granted options to purchase 4,058,083 Common Shares in excess of the 2,000,000 Common Shares authorized for issuance upon the exercise of options grantable under MyTurn.com's 1996 Stock Option Plan. These options, 193,500 of which were granted to non-employees, had exercise prices ranging from $1.00 per share to $6.38 per share. Options to purchase 3,508,083 Common Shares were granted with an exercise price equal to fair market value and the remainder were non-qualified options granted with exercise prices below fair market value. Substantially all of these options vested on April 4, 2000.

     On January 1, 2000, the Company granted options to purchase 2,072,500 Common Shares at an exercise price of $2.50 per share, to certain employees who were retained in connection with the acquisition of assets of Global PC, Inc., which closed on December 22, 1999. These options were also for shares in excess of the 2,000,000 shares originally authorized for issuance under MyTurn.com's 1996 Stock Option Plan. These employees were former employees of Global PC, Inc. who MyTurn.com determined were integral to MyTurn.com's development, enhancement and sale of the GlobalPC and related products and services. These options provide for vesting in one- third increments in July 2000, January 2001 and January 2002.

     On January 20, 2000, the shareholders approved an amendment to the 1996 Stock Option Plan that increased the number of Common Shares available to be issued upon exercise of options granted to 10,000,000 shares. In accordance with generally accepted accounting principles, MyTurn.com is required to recognize a non-cash compensation charge over the vesting period of the options granted in excess of MyTurn.com's pre-amended 1996 Stock Option Plan, measured by the difference between the exercise price of the options granted and fair market value of the Company's Common Shares on January 20, 2000. As a result,
MyTurn.com recognized non-cash stock compensation charges of $3,976,912 and $73,770,931 in the quarter and nine months ended September 30, 2000, respectively, for options granted to employees and $(122,742) and $2,903,713 in the quarter and nine months ended September 30, 2000, respectively, for options granted to non-employees. Non-cash stock compensation charges of approximately $8,349,000 will be recognized in future periods over the vesting period of those options. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

     On January 20, 2000, the shareholders approved an amendment to MyTurn.com's Certificate of Incorporation to increase the number of authorized Common Shares to 60,000,000 shares.

     On January 4, 2000, MyTurn.com issued to nine designees of Joseph Charles & Associates, Inc. warrants to purchase an aggregate of 90,000 Common Shares with an exercise price of $6.375 per share, vesting upon the date of issuance and exercisable for five years. These warrants, valued at $115,454, were issued pursuant to an agreement terminating an investment banking agreement.

     On January 21, 2000, MyTurn.com issued non-transferable warrants to purchase 1,000,000 Common Shares to a Director who subsequently became MyTurn.com's Chairman of the Board and Chief Executive Officer. Warrants to purchase 500,000 Common Shares have a below fair market value with an exercise price of $5.00 per share and vested immediately. MyTurn.com recognized a stock compensation charge of $5,343,750 in the first quarter of 2000 related to these 500,000 warrants. The original terms of remaining warrants to purchase 500,000 Common Shares provided for below fair market value exercise prices ranging from $5.00 to $15.00 and vested based on certain performance goals. On April 4, 2000 these warrants were amended to provide for full vesting on April 4, 2000. MyTurn.com recognized a stock compensation charge of $4,625,0000 in the second quarter of 2000 related to these 500,000 warrants. All 1,000,000 warrants described above are exercisable for a period expiring 5 years from the date of issuance.

     On January 3, 2000, MyTurn.com issued warrants to purchase 90,000 Common Shares with an exercise price of $6.375 per share, pursuant to a consulting agreement, valued at $461,569. These warrants vested immediately and expire on January 3, 2005.

     On January 21, 2000, MyTurn.com issued warrants to purchase 125,000 Common Shares with a below fair market value exercise price of $5.00 per share, to a new Class III director of MyTurn.com. Warrants to purchase 50,000 shares, vested immediately, were valued at $68,750 and recognized in the first quarter. The remaining warrants to purchase 75,000 shares vest based on certain performance goals and will be recognized in future periods over the vesting period of those warrants. These warrants are exercisable for a period expiring 5 years from the date of issuance.

     On January 21, 2000, MyTurn.com granted options to purchase 90,000 Common Shares with exercise prices of $2.50 and $6.375 per share to a non-employee, valued at $666,267. These options vest in one-third increments every six months and expire on January 2, 2005.

     On January 21, 2000, MyTurn.com granted options to purchase 10,000 Common Shares with an exercise price of $16.625 per share to a non-employee, valued at $133,823. These options vested immediately and are exercisable for a period expiring 5 years from the date of grant.

     In January 2000, holders of 1,370 Series B Preferred Shares converted such shares into 256,075 Common Shares.

     In January 2000, MyTurn.com issued 277,000 Common Shares from the Company's treasury stock in payment of a previously accrued 1999 stock bonus valued at $1,761,550.

     On April 4, 2000, MyTurn.com issued non-transferable warrants to purchase 500,000 Common Shares with an exercise price of $20.25 per share, valued at $8,153,000, to a Director at the time he became MyTurn.com's Chairman of the Board and Chief Executive Officer. The 500,000 warrants which vested immediately, were granted in connection with the individual's acceptance of the positions of Chairman of the Board and Chief Executive Officer, commitment of his time and resources to MyTurn.com, his personal commitment to provide MyTurn.com up to

$6,000,000, to support ongoing capital requirements of MyTurn.com and his posting of $3,500,000 as security for the Company's line of credit with a manufacturer. All 500,000 warrants described above are exercisable for a period expiring 5 years from the date of issuance.

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

     On April 4, 2000, the Board approved the acceleration of the vesting of stock options issued to certain members of management, in excess of the pre-amended 1996 Stock Option Plan, to be fully vested on April 4, 2000. Of the $73,770,931 in stock based compensation charges recognized in 2000 related to options issued to employees in excess of the pre-amended 1996 Stock Option Plan, $7,326,153 of charges relate to the acceleration of these stock options issued to certain members of management.

     In June 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan") which provides for the award of a variety of stock based compensation alternatives such as non- qualified stock options, incentive stock options and stock appreciation rights. The 2000 Plan will be administered by the Board of Directors or a committee of the Board of Directors and provides for the granting of options to purchase up to 10,000,000 shares of the Company's Common Stock. Persons eligible to participate in the 2000 Plan include officers, directors, employees and certain non-employees, who in the judgment of the Board of Directors, render significant service to the Company.

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

     The offering memorandum in connection with MyTurn.com's private placements through Hornblower and Weeks in October and November 1999, provided that investors would be granted certain registration rights. A form of registration rights agreement which was an exhibit to the offering memorandum, which agreement was not executed or delivered by MyTurn.com or any investor, provides that if the registration statement is not filed 40 days after the closing, and/or that registration statement is not declared effective within 180 days after the closing, MyTurn.com is obligated to pay liquidated damages of five percent of the amounts invested for each 30 days that the default continues. MyTurn.com raised aggregate gross proceeds of $2,367,000 in these offerings. A registration statement was not filed in the time provided above. On June 8, 2000, MyTurn.com entered into a settlement agreement related to this matter, the terms of which included the issuance of 59,850 shares of Common Stock, valued at $953,85 and the agreement to file a registration statement by July 17, 2000, covering the resale of the Common Shares and underlying warrants purchased, pursuant to the offering memorandum. MyTurn.com negotiated a further agreement to extend the filing date to October 30, 2000. Myturn.com issued an additional 59,850 shares of Common Stock, valued at $837,302, as consideration for this second extension. Myturn.com filed the registration statement on October 30, 2000.

     On June 12, 2000, Myturn.com settled an action by Christopher Leng Smith . Under the settlement, MyTurn.com issued Mr. Smith 630 Common Shares and the parties agreed to extend the filing date and effective date to July 17, 2000 and September 30, 2000, respectively, for the proposed registration statement covering the resale of Mr. Smith's Common Shares, and Common Shares underlying warrants, which were issued in a private placement in November 1999. MyTurn.com did not file a registration statement by July 17, 2000. MyTurn.com and Mr. Smith entered a further agreement to extend the filing date of the registration statement to October 30, 2000 with no required effective date and the issuance of an additional 630 Common Shares. Mr. Smith's 1,260 shares were valued at $17,627. The registration statement was filed on October 30, 2000.

     On June 22, 2000, MyTurn.com issued non-transferable warrants to purchase 500,000 Common Shares with an exercise price of $12.4375 per share, valued at $5,005,000, to the Chairman of the Board and Chief Executive Officer. The warrants vest immediately and are exercisable for a period expiring 5 years from the date of issuance.

     On June 28, 2000, GPC Acquisition Corp. ("GPC"), a wholly owned subsidiary of MyTurn.com, Inc. ("MyTurn.com"), acquired certain assets of Breadbox Computer Company ("Breadbox") pursuant to an Agreement and Plan of Reorganization (the "Agreement") between GPC, MyTurn.com and Breadbox. The assets acquired by GPC from Breadbox included, among other things, all of Breadbox's intellectual property rights relating to or arising out of certain computer software, and Breadbox's rights under various contracts, including among other things, licenses of certain of Breadbox's technology to third parties, Breadbox's license of certain technology from third parties. In consideration of the assets, MyTurn.com issued an aggregate of 768,628 Common Shares valued at $12,251,930.

     For the nine months ended September 30, 2000, MyTurn.com issued 2,389,079 and 615,607 shares of Common Stock to option and warrant holders, respectively, for which MyTurn.com received $9,497,281 in cash proceeds.

NOTE 3: SHAREHOLDER LOAN

     On January 4, 2000, pursuant to an indemnification obligation, MyTurn.com paid $232,000 on an officer's behalf in settlement of a legal action. Additionally, MyTurn.com loaned the officer approximately $84,313 in connection with the settlement. This loan bears interest at 10% per annum with interest and principal payable in one balloon payment due on February 3, 2002.

NOTE 4: SUBSCRIPTIONS BY SHAREHOLDER

     As of September 30, 2000, the Chief Executive Officer an Chairman of the Board has provided MyTurn.com $12,856,000 pursuant to his initial financia commitment to fund working capital deficits of up to $500,000 per month for the 12 months beginning April, 2000. MyTurn.com recognizes these capital infusions as subscriptions for Preferred Stock. The terms of the Preferred Stock, which has not been issued as of September 30, 2000, have not yet been finalized. The terms currently contemplate a face amount of $1,000 per share, and conversion of the face amount per share into either shares of Common Stock based on the market value per share at the time of each infusion, or securities issued in a future private financing before December 31, 2000, based on the purchase price of such securities. Other terms of the Preferred Stock are to be mutually determined. Although MyTurn.com is exploring financing opportunities, it has not reached any agreements or arrangements with respect to any financing. To the extent funding is not available from any other source, the Chief Executive Officer and Chairman of the Board has indicated that although he has exceeded his funding commitment, he will continue to meet MyTurn.com's funding requirements, as determined by management, through December 31, 2000.

NOTE 5: COMMITMENTS AND CONTINGENCIES

     Effective February 1, 2000, MyTurn.com entered into an amended agreement with Suissa Miller Advertising Agency to develop and execute advertising on behalf of MyTurn.com. The initial term of the agreement will be for a period from the effective date through December 31, 2000 with provision for automatic annual extensions if neither party provides notice of intent to terminate. Pursuant to the conditions of this agreement, MyTurn.com is obligated to pay a monthly retainer of $40,909. Additional amounts will be paid if gross media spending exceeds certain limits. The agreement also provides for performance-based bonuses for each contract year during which the Agency's senior management is entitled to a performance-based bonus. Warrants to purchase 100,000 shares of Common Stock will also be issued if MyTurn.com reaches a certain level of retail shipments prior to December 31, 2000.

     On March 8, 2000, MyTurn.com entered into a license agreement with CNN Interactive, Inc. that established links between MyTurn.com's Internet portal site and a CNN Internet site currently known as CNN Interactive. The term of the agreement is for a period ending on June 15, 2001. Pursuant to the conditions of the licensing agreement, MyTurn.com is obligated to pay an aggregate of $875,000 consisting of an $87,500 deposit and four quarterly payments of $196,875 commencing on April 15, 2000.

     Effective March 1, 2000, MyTurn.com entered into a lease agreement for office space in Alameda, California, with an initial term of 4.5 years, which provides for base annual rental of $664,668 and annual increases to the base rent of 3% per annum. Future minimum rentals for office space are as follows:

     Fiscal Year Ending
     ------------------
        2000                    $ 166,167
        2001                      679,623
        2002                      700,012
        2003                      721,012
        2004                      555,620
                                ---------
                                $ 3,184,289
                                ===========

     Effective August 11, 2000 MyTurn.com entered into a leas agreement for additional office space. The term of the agreement will be for a period from November 1, 2000 through September 29, 2004. Annual base rental will be $420,538 with annual increases to the base rent of 4% per annum. Future minimum rentals for this office space are as follows:

     Fiscal Year Ending
     ------------------
        2000                    $  70,090
        2001                      423,341
        2002                      440,275
        2003                      457,886
        2004                      354,786
                                ---------
                              $ 1,746,377
                               ===========


     On May 1, 2000, MyTurn.com entered into an agreement wit Genuity to provide Internet dial access service to users of the GlobalPC. The term of the agreement is for 12 months from the earlier of the day on which installation and configuration are completed plus 30 days or the day on which the first user uses the Dial access service. Pursuant to the terms of the service agreement, MyTurn.com is obligated to pay a monthly fee based on usage subject to a minimum monthly fee of $200,000.

     On May 23, 2000, MyTurn.com entered into an agreement with G2, LLC to provide financial advisory services. The term of the agreement expires on April 25, 2001. Pursuant to the agreement, MyTurn.com is obligated to pay a monthly retainer of $15,000. The agreement also provides for additional fees to be paid on proceeds raised from capital sources introduced to MyTurn.com by G2, LLC. Warrants to purchase 2,500 common shares will also be issued for each $1million of the first capital investment raised, subject to a maximum of 200,000 warrants.

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

     On June 13, 2000,  MyTurn.com  entered into a  manufacturin  agreement with
Shanghai Industrial Investment (Group) Co., Ltd. ("SIIG"), a Shanghai manufacturer (see Note 2). The agreement provides for the manufacture, assembly and shipment of MyTurn.com's consumer product, the GlobalPC. The term of the agreement is for 36 months from the effective date. Within 90 days of the effective date of the agreement, MyTurn.com was obligated to submit initial purchase orders for at least 250,000 units and at least 705,000 units by December 31, 2000. As of September 30, 2000, MyTurn.com has issued purchase orders for a total of 119,900 units and has purchased a total of 21,600 units; 2,328 units have been shipped to retailers. Due to industry-wide material shortage procurement and related quality control and other issues, MyTurn.com has advised SIIG to temporarily suspend manufacturing additional units until these issues can be addressed to MyTurn.com's satisfaction. Myturn.com believes tha due to current inventory levels, the suspension of production will not hinder its ability to fill the anticipated volume of orders from its customers. MyTurn.com is currently exploring whether SIIG has been unable to meet its obligations under the manufacturing agreement. If it has been determined that SIIG has not complied with the agreement, MyTurn.com believes that it may no longer be required to purchase the unit volume discussed above. As of September 30, 2000, Myturn.com has made no accrual for this commitment.

     Per our manufacturing agreement, the cost per unit for the first 100,000 units is fixed with subsequent pricing to be determined by mutual consent of both parties. Payments will be made to SIIG in accordance with a factoring agreement entered into between MyTurn.com and the Banc of America Commercial Corporation ("BACC") entered into in June 2000. The agreement provides for BACC to make payments to SIIG without recourse against MyTurn.com, for shipments of GlobalPC's, made to those MyTurn.com customers that have been credit approved by BACC. In return, MyTurn.com assigns its interest in all present and future receivables to BAAC. Additionally, MyTurn.com will pay BACC a monthly commission based on gross receivables subject to a minimum commission of at least $100,000 per year. In connection with the factoring agreement, as of September 30, 2000 MyTurn.com has pledged $2,750,000 of certificate of deposits as security to BACC.

     On July 24, 2000, MyTurn.com entered into a financial outsourcing services agreement with ResourcePhoenix.com to provide financial and accounting services The term of the agreement is for an undetermined period. After the first year, with sixty days advance written notice either party may terminate the agreement for convenience. The agreement may also be terminated in case of breach of contract. The agreement provides for the implementation of new accounting software as well as for monthly finance and accounting services. Pursuant to the agreement, MyTurn.com is obligated to pay an implementation fee of $409,000 as well as a monthly service fee.

     On or around August 16, 2000, StarNet, Inc. ("StarNet") commenced an action against MyTurn.com in the Chancery Division, County Department for the Circuit Court of Cook County, Illinois (the "StarNet Action"). StarNet is a party to an Agreement with the Company dated December 30,1999 (the "December 30, 1999 Agreement") by which Myturn.com agreed to satisfy its indebtedness to StarNet for services rendered by StarNet through November 30, 1999. In the StarNet Action, StarNet alleges that Myturn.com failed to timely file a registration statement covering the Common Shares which were issued to it pursuant to the December 30, 1999 Agreement. StarNet further alleges that, on June 19, 2000, the parties agreed to extend the date by which the registration statement was required to become effective, and that Myturn.com again failed to timely file the registration statement required of it. StarNet is claiming damages in the amount of $857,807, and seeks an award of attorney's fees and costs. Myturn.com intends to reach a resolution of this matter, and failing that, plans to vigorously defend against the allegations in the StarNet Action. Because of the uncertainties inherent in litigation, the outcome of the action cannot be predicted. As of September 30, 2000, no accrual has been made for this contingency.

NOTE 6: INCOME (LOSS)

     For the three months and nine months ended September 30, 2000, MyTurn.com reflected a net loss of $17,213,165 and $128,360,574 or a $1.44 and $12.37 loss per basic and diluted share, respectively. This compares to a net loss of $1,686,358 and $8,141,904 or a $0.40 and $2.09 loss per basic and diluted share for the same periods in 1999. Net loss per diluted share was the same as net loss per basic share for each of the respective years as the effect of including potentially dilutive securities in the computation of earnings per share is anti-dilutive.

NOTE 7: SUBSEQUENT EVENTS

     As of October 11 MyTurn.com's Chairman and Interim Chief Executive Officer, Michael Fuchs, assumed the position of full-time Chief Executive Officer.


     On October 12, 2000,  MyTurn.com  announced  the  appointment  of Steven A.
Burleson as Chief Financial Officer and Chief Operating Officer. Under his employment agreement, Mr. Burleson was granted options to purchase 300,000 of MyTurn.com's Common Shares under MyTurn.coms 2000 Stock Option Plan. These options vest in 50%, 25%, and 25% increments on the first, second, and third annual anniversary date of the grant, respectively. As part of Mr. Burleson's employment agreement, MyTurn.com has agreed to loan him, on January 1, 2001, $1,000,000 at the lowest applicable federal interest rate at that time. Principal and interest are due the earlier of October 22, 2003, the date Mr. Burleson voluntarily terminates his employment, or the date Mr. Burleson's employment is terminated for cause. However, if Mr. Burleson exercises his options prior to the repayment of his loan, he is obligated to repay on the loan an amount equal to the difference between the then current market price and the exercise price of options exercised, as of the date of exercise. Further, if Mr. Burleson exercises his options and sells the underlying shares, or sells as many underlying shares as the market will allow, prior to the maturity date of the loan for an aggregate amount which is less than the unpaid amounts under the loan, the shortfall will be forgiven.

     As of October 26, 2000, the $2,750,000 of certificate of deposits pledged as collateral to a major financial institution (see Note 1) were freed of this restriction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction:
-------------

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

     On January 8, 1999, MyTurn.com's wholly owned subsidiary e.TV Commerce, Inc. ("e.TV"), acquired certain assets of LocalNet Communications, Inc. ("LocalNet") pursuant to a surrender of collateral to satisfy secured loans made by MyTurn.com to LocalNet. From January 8, 1999 through June 1999, MyTurn.com, through e.TV, operated in the Internet, e-commerce and telecommunications business, marketing products and services primarily using a person to person sales approach with the services of commissioned sales representatives in a relationship-based referral marketing organization.

     In May 1999, MyTurn.com adopted a plan to dispose of the assets that made up the public safety software division and ceased selling products and services through network marketing activities. In July 1999, MyTurn.com sold primarily all of the assets that made up its public safety software division to an unrelated third party.

     From July 1999 through December 1999, MyTurn.com's focus was on fund raising efforts and on finalizing the asset purchase transaction with Global PC, Inc. On December 22, 1999, MyTurn.com acquired substantially all the tangible and intangible assets of Global PC, Inc., and from December 1999 through September 30, 2000, MyTurn.com focused on:

      o developing strategic business relationships and infrastructure essential to the business,

      o the beta test phase of its low cost easy-to-use personal computer known as the GlobalPC, and

      o       the four-market roll-out of the GlobalPC.

Results of Operations:

Three Months Ended  September 30, 2000 compared to Three Months Ended
---------------------------------------------------------------------
September 30, 1999.
-------------------


Revenues:
---------

     Revenues for the three months ended September 30, 2000 were $97,631 and consisted primarily of initial sales of GlobalPCs. During the quarter ending September 30, 2000, we sold 2,328 GlobalPCs to seven mass merchant retailers located in four target markets at an average sales price of $243 per unit. After deferral of revenue, we recognized $89,812 of product revenue from GlobalPC sales.

     To date, we have sold our product only through mass merchant retailers. Due to the newness of our product and lack of sales history, we are unable to make reasonable and reliable estimates of returns and are therefore precluded from recognizing revenue until the customer's return right lapses. For our mass merchant retailers, customer return rights generally lapse in 30 days. For the quarter ending September 30, 2000 and 1999, net revenues consisted of the following.

                                                For the Three Months Ended
                                                        September 30,

                                                     2000                1999
                                             ----------------    ---------------
Sales of GlobalPCs                              $ 565,578          $    --
Other software sales                                7,820               --
Deferred sales                                   (475,767)              --
                                             ----------------    ---------------
     Net revenues                               $  97,631          $    --
                                             ================    ===============

     Our goal in introducing the GlobalPC into four specific markets, with differing customer characteristics, was to determine customer response to our product. The four markets are Portland Oregon, Indianapolis Indiana, Minneapolis Minnesota, and Tampa Florida. We believe customer feedback validated the GlobalPC's appeal to first time computer buyers due to its affordability and ease-of-use. However, the customer awareness of our product in our target markets was relatively expensive to achieve. We have concluded that preceding our entry into retail channels with marketing campaigns providing an extended information format is essential to educating potential purchasers of the GlobalPC's attributes and initially seeding the "ease of use" awareness within our potential customers. This awareness is best gained via extended formats resulting in continuing "word-of-mouth" advertising that will precede major retail expansion.

     As a result of these findings, we plan to enter a number of additional channels of distribution. These channels include direct media marketing through infomercials and home shopping networks, institutional, premium and affiliate sales, sales through network marketing companies, and online sales generated through TV advertising and direct mail. Infomercials for the GlobalPC are currently in production. We believe that infomercials have proven to be an effective form of advertising for many products and will be effective for ours as well. The presentation format of this type of marketing offers us an opportunity to demonstrate the GlobalPC to a mass audience of potential customers. Infomercials will generally precede our retail expansion to assist in market awareness. The live interactive involvement of hosts on home shopping networks provides the consumer with information often unavailable in static or shorter forms of media.

     We intend to pursue enterprise, institutional, affiliate and premium customers, such as large corporations, governments, municipalities, associations, network marketers, unions and schools. Our strategy is to enter into relationships with these entities to provide our offering to their employees, customers, members, representatives and other affiliated parties. Our value proposition, which provides an attractive price point, full Personal Computer and Internet/e-mail functionality, with easy-to-follow instructions to assist with the set-up and operation of their GlobalPC systems and Internet access, should be an attractive selling point.

Product Costs:
--------------

     The GlobalPC is manufactured, assembled, and shipped by an outside company in Shanghai,

China on a cost per unit basis (see Note 5). Product costs for the three months ended September 30, 2000 of $1,352,997 consist of cost of inventory sold, fulfillment costs, freight costs, technical support, warranty costs and inventory write-downs. Because we sell our product at a per unit sales price that is below our per unit manufacturing cost, product costs include write-downs of unsold product inventories to net realizable value. During the quarter ended September 30, 2000, we recorded approximately $514,000 of inventory write-downs. Product costs also include the cost in excess of sales value of units shipped but not recognized as sales due to deferral of revenue. Management intends to recoup excess manufacturing cost through Internet subscription fees gained through the sale of GlobalPCs. Warranty and technical support costs are accrued based on the number of units sold; as of September 30, 2000, we accrued approximately $210,000 for these anticipated costs.

Operating Expenses:
-------------------

     Operating expenses increased $14,865,981 for the three months ended September 30, 2000 from the same period in 1999. The increase was primarily attributable to the following:

o Sales and marketing expenses of $3,154,002 associated with our initial roll out of the GlobalPC in four test markets.

o An increase of $4,298,643 in general and administrative expenses, excluding stock based compensation and depreciation and amortization, associated with the general growth and expansion of our business. MyTurn.com's employee headcount has increased from 33 at September 30, 1999 to 101 as of September 30, 2000. General and administrative expenses for the three months ended September 30, 1999 totaled $1,086,464. All other general and administrative costs for this period were associated wit the discontinued operations and are reflected in the loss from discontinued operations of $1,005,917.

o A non-cash compensation amortization charge of $502,122 resulting from the grant of options to employees, during 1999, in excess of the options available under MyTurn.com's 1996 Stock Option Plan. These options were valued using a measurement date of January 20, 2000, which was the day the shareholders approved an amendment to increase the number of options available for grant under MyTurn.com's 1996 Stock Option Plan. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

o A non-cash compensation amortization charge of $3,474,790 resulting from the grant of options to employees in January of 2000, having an exercise price below the fair market value. These options were also in excess of the options available under MyTurn.com's 1996 Stock Option Plan. The value of these options was also measured on January 20, 2000, which was the shareholder approval date. This non-cash earnings charg will not impact MyTurn.com's cash flows or net stockholders' equity.

o A non-cash compensation charge of $855,540 resulting from the settlement in stock of disputes with non-employees over registration of MyTurn.com stock previously issued to them. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

o An increase in depreciation and amortization of $2,623,474 resulting from amortization of goodwill related to the acquisition of assets of Global PC, Inc., of $902,069, amortization of licensing fees of $95,100, amortization of web-site development and domain name costs of

     $79,206, amortization of software development costs of $1,421,157 and depreciation of fixed assets of $125,942. All depreciation and amortization incurred in the prior year period is included in the loss from discontinued operations for that period.

Income (Loss):
--------------

     The consolidated loss from continuing operations, for th three months ended September 30, 2000 was $17,213,165 compared to loss from continuing operations of $1,218,173 for the same period in 1999. For the three months ended September 30, 2000, MyTurn.com incurred a net loss of $17,213,165 or a $1.44 loss per basic and diluted share as compared to a net loss of $1,686,358 or a $.40 loss per basic share for the same period in 1999. This increase in loss is primarily the result of current period non-cash stock based compensation charges and that of an increase in other operating expenses associated with the general growth and expansion of our business.

Nine Months Ended September 30, 2000 compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1999
------------------

Revenues:
---------

     For the nine months ended September 30, 2000, revenues from continuing operations are $97,631 and consist primarily of initial sales of GlobalPCs. For the nine months ending September 30, 2000 and 1999, net revenues consisted of the following.

                                                  For the Nine Months Ended
                                                        September 30,

                                                  2000              1999
                                             ----------------  ----------------
Sales of GlobalPCs                            $  565,578         $    --
Other software sales                               7,820              --
Deferred sales                                  (475,767)             --
                                             ----------------   ---------------
Net revenues                                 $    97,631         $    --
                                             ================   ===============


Product Costs:
--------------

     The GlobalPC is manufactured, assembled, and shipped by an outside company in Shanghai, China on a cost per unit basis (see Note 5). Product costs for the nine months ended September 30, 2000 of $1,352,997 consist of cost of inventory sold, fulfillment costs, freight costs, technical support, warranty costs and inventory write-downs. Because we sell our product at a per unit sales price below our per unit manufacturing cost, product costs include write downs of unsold product inventories to net realizable value. During the nine months ended September 30, 2000, we recorded approximately $514,000 of inventory write-downs. Product costs also include the cost in excess of sales value of units shipped but not recognized as sales due to deferral of revenue. Management intends to recoup excess manufacturing cost through Internet subscription fees gained through the sale of GlobalPCs. Warranty and technical support costs are accrued based on the number of units sold; as of September 30, 2000, we accrued approximately $210,000 for these anticipated costs.

Operating Expenses:
-------------------

     Operating  expenses  increased  $125,324,887  for  the  nine  months  ended
September 30, 2000 from the same period in 1999. The increase was primarily attributable to the following:

o Sales and marketing expenses of $3,473,905 associated with our initial roll out of the GlobalPC in four test markets.

o An increase in research and development costs of $907,44 related to the development of software to be used in the GlobalPC.

o An increase of $9,718,243 in general and administrative expenses, excluding stock based compensation and depreciation and amortization, associated with the general growth and expansion of our business. MyTurn.com's employee headcount has increased from 33 at September 30, 1999 to 101 as of September 30, 2000. General and administrative expenses for the nine months ended September 30, 1999 totaled $1,787,954. All other general and administrative costs in this period were associated with the discontinued operations and are reflected with the loss from discontinued operations of $6,976,008.

o Non-cash compensation amortization charge of $53,587,378 resulting from the grant of options to employees, during 1999, in excess of the options available under MyTurn.com's 1996 Stock Option Plan. These options were valued using a measurement date of January 20, 2000, which was the day the shareholders approved an amendment to increase the number of options available for grant under MyTurn.com's 1996 Stock Option Plan. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

o Non-cash compensation amortization charge of $20,183,55 resulting from the grant of options to employees in January of 2000 that had an exercise price below the fair market value. These options were also in excess of the options available under MyTurn.com's 1996 Stock Option Plan. The value of these options was also measured on January 20, 2000, which was the shareholder approval date. This non-cash earnings charg will not impact MyTurn.com's cash flows or net stockholders' equity.

o Non-cash compensation charge of $13,158,000 resulting from the issue of non-transferable warrants to the Chairman of the Board and Chief Executiv Officer that are valued using the Black-Scholes option-pricing model. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

o Non-cash compensation charge of $5,412,500 resulting from the issue of warrants to directors with an exercise price below the fair market value. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

o Non-cash compensation charge of $4,625,000 resulting from the acceleration of the vesting of non-transferable warrants issued to the Chief Executive Officer and Chairman of the Board during the first quarter of 2000. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

o Non-cash compensation charges of $6,991,189 resulting from the grant of options and the issuance of warrants to non-employees which are valued using the Black-Scholes option pricing model. This non-cash earnings charge will not impact MyTurn.com's cash flows or net stockholders' equity.

o Non-cash compensation charges of $1,561,359 resulting from the issuance of Common Stock to non-employees which are valued using the market price of the stock on the date of issuance.

     This non-cash earnings charge will not impact MyTurn.com cash flows or net stockholders' equity.

o A non-cash compensation charge of $1,809,399 resulting from the settlement in stock of disputes with non-employees over registration of MyTurn.com stock previously issued to them. This non-cash earnings charge will not impact MyTurn.com cash flows or net stockholders' equity.

o An increase in depreciation and amortization of $4,850,779 resulting from amortization of goodwill related to the acquisition of assets of Global PC, Inc., of $2,706,207, amortization of licensing fees of $285,298, amortization of web-site development and domain name costs of $204,214, amortization of software development costs of $1,454,562, and depreciation of fixed assets of $200,499.

Income (Loss):
--------------

     The consolidated loss from continuing operations, for th nine months ended September 30, 2000 was $128,360,574 compared to loss from continuing operations of $1,703,628 for the same period in 1999. For the nine months ended September 30, 2000, MyTurn.com incurred a net loss of $128,360,574 or a $12.38 loss per basic and diluted share as compared to a net loss of $8,141,904 or a $2.09 loss per basic share for the same period in 1999. The increase in loss for the nine months ended September 30, 2000 is primarily due to the large non-cash compensation charges discussed above.

Liquidity and Capital Resources:
--------------------------------

     Cash decreased $788,820 during the nine months ended September 30, 2000 from $1,454,421 to $665,601. At September 30, 2000, MyTurn.com had working a capital deficit of $196,009 compared to a working capital deficit of $504,199 at December 31, 2000.

     Cash used in operating activities was $17,885,249 for th nine months ended September 30, 2000, as compared to $4,387,644 for the same period in 1999. This increase is primarily attributable to costs associated with developing strategic business relationships and infrastructure essential to the business as well as costs associated with the manufacture of a limited number of GlobalPCs for our Beta test phase and costs associated with marketing, advertising, and manufacturing additional units for the third quarter four market launch of the GlobalPC.

     Cash used in investing activities was $5,230,881 for the nine months ended September 30, 2000, as compared to $177,285 for the same period in 1999. This increase was primarily the result of capital expenditures of $3,928,117 as well as software development costs of $1,218,381 during the nine months ended September 30, 2000.

     Cash provided by financing activities was $22,327,240 fo the nine months ended September 30, 2000 as compared to $548,621 for the same period in 1999. The increase in cash provided by financing activities is primarily the result of subscriptions for preferred stock of $12,856,000 from our Chief Executive Officer and Chairman of the Board and proceeds from the exercise of warrants and options which aggregated $9,497,291. During the nine months ended September 30, 2000, options to purchase 2,327,969 Common Shares and warrants to purchase 615,607 Common Shares were exercised.

     MyTurn.com anticipates it will need additional capital t continue to develop its business plan and sustain its business at current levels. MyTurn.com believes obtaining additional funding is essential to the successful implementation of both its short-term and long- range business plans.

     In March 2000, MyTurn.com received a financial commitmen from its Chief Executive Officer and Chairman of the Board to fund working capital deficits of up to $500,000 per month for the 12 months beginning April, 2000 if proceeds from operations or other fund raising efforts are not sufficient to meet MyTurn.com's working capital needs. As of September 30, 2000, the Chief Executive Officer and Chairman of the Board has funded our working capital needs by providing $12,856,000 to the Company. In October 2000, he provided MyTurn.com additional capital infusions aggregating $5,580,010. All capital infusions from our Chief Executive Officer and Chairman of the Board have been recognized as subscriptions for Preferred Stock. To the extent funding is not available from any other source, the Chief Executive Officer and Chairman of the Board has indicated that although he has exceeded his funding commitment, he will continue to meet MyTurn.com's funding requirements, as determined by management, through December 31, 2000.

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

     As previously reported in our June 30, 2000 Quarterly Report on Form-10QSB, in March 2000, MyTurn.com received a commitment from certain members of management who hold options to purchase up to 3,159,405 Common Shares that they will exercise these options on or prior to June 30, 2000. Many of these commitments remain unfulfilled. As of June 30, 2000, proceeds of $1,685,000 had been raised from the exercise of options for 785,000 Common Shares. In the quarter ending September 30, 2000, an additional $550,883 has been raised from exercises of options for 217,134 Common Shares.

     On June 13, 2000,  MyTurn.com  entered into a  manufacturin  agreement with
Shanghai Industrial Investment (Group) Co., Ltd. ("SIIG"), a Shanghai manufacturer. The agreement provides for the manufacture, assembly and shipment of MyTurn.co s consumer product, the GlobalPC. The term of the agreement is for 36 months from the effective date. Within 90 days of the effective date of the agreement, MyTurn.com was obligated to submit initial purchase orders for at least 250,000 units and at least 705,000 units by December 31 2000. As of September 30, 2000, MyTurn.com has issued purchase orders for a total of 119,900 units and has purchased a total of 21,600 units; 2,328 units have been shipped to retailers. Due t industry-wide material shortage procurement and related quality control and other issues, MyTurn.com has advised SIIG to temporarily suspend manufacturing additional units until these issues can be addressed to MyTurn.com's satisfaction. Myturn.com believes that due to current inventory levels, the suspension of production will not hinder its ability to fill the anticipated volume of orders from its customers. MyTurn.com is currently exploring whether SIIG has been unable to meet its obligations under the manufacturing agreement. If it has been determined that SIIG has not complied with the agreement, MyTurn.com believes that it may no longer be required to purchase the unit volume discussed above. As of September 30, 2000, Myturn.com has made no accrual for this commitment.

See Note 2 "Capital Stock and Equivalents" to the Consolidated Condensed Financial Statements for discussion of non-cash stock compensation charges that MyTurn.com recognized during the nine month period ended September 30, 2000. MyTurn.com will recognize non-cash stock compensation charges of approximately $8,349,000 in future periods, over the vesting period of the options. These non-cash earnings charges will not impact MyTurn.com's cash flow or net stockholders' equity.

Forward Looking Statements:
---------------------------

     Certain   information   contained  in  the  matters  set  forth  above  are
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. MyTurn.com cautions readers that certain important factors may affect the MyTurn.com's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made above and elsewhere in this Quarterly Report or which are otherwise made by or on behalf of MyTurn.com. For this purpose, any statements contained above and elsewhere in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe,"
"anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect results include, but are not limited to, the Internet and Internet related technology and products, new technology developments, developments and regulation in the telecommunications industry, the risk of loss of management and personnel, the competitive environment within the Internet and telecommunications industries, the ability of MyTurn.com to develop its infrastructure, the ability of MyTurn.com to comply with its obligations under the manufacturing agreement for the Global PC and related bank financing agreements, the continued manufacture of MyTurn.com's GlobalPC meeting satisfactory quality standards, the rate at which purchasers of the GlobalPC sign up for the MyTurn.com Internet service, the ability of MyTurn.com to enter into arrangements to sell products through the retail mass market and other sales channels, the success of MyTurn.com's marketing strategy efforts, the ability of MyTurn.com to raise additional capital which will be required to continue to develop and sustain business at current levels and to implement MyTurn.com's business plan and generate revenue, uncertainties inherent in litigation, the competence required and experience of management, and economic conditions. MyTurn.com is also subject to other risks detailed herein or detailed from time to time in MyTurn.com's Securities and Exchange Commission filings


PART II OTHER INFORMATION

Item 1. Legal Proceedings

     On or around August 16, 2000, StarNet, Inc. ("StarNet") commenced an action against MyTurn.com in the Chancery Division, County Department for the Circuit Court of Cook County, Illinois (the "StarNet Action"). StarNet is a party to an Agreement with the Company dated December 30,1999 (the "December 1999 Agreement") by which the Company agreed to satisfy its indebtedness to StarNet for services rendered by StarNet through November 30, 1999. In the

StarNet Action, StarNet alleges that the Company failed to timely file a registration statement covering the Common Shares which were issued to it pursuant to the December 30, 1999 Agreement. StarNet further alleges that, on June 19, 2000, the parties agreed to extend the date by which the registration statement was required to become effective, and that the Company again failed to timely file the registration statement required of it. StarNet is claiming damages in the amount of $857,807, and seeks an award of attorney's fees and costs. We intend to reach a resolution of this matter, and failing that, we plan to vigorously defend against the allegations in the StarNet Action. Because of the uncertainties inherent in litigation, the outcome of the action cannot be predicted.

Item 2. Changes in Securities

     In the third quarter of 2000 MyTurn.com granted employee options to purchase an aggregate of 1,453,000 Common Shares under its 2000 Stock Option. The Options have exercise prices ranging from $7.03 to $17.88 per share and are exercisable for five years from their respective dates of issuance. The options vest on various dates during their respective exercise periods, ranging from the date of grant to the third anniversary of the grant date.

     In July 2000, MyTurn.com issued an aggregate of 59,850 Common Shares to 32 persons who were investors in MyTurn.com's private placements in October and November 1999, under an agreement to extend the filing date and effective date of a proposed registration statement covering the resale of Common Shares, and Common Shares underlying the warrants, issued to them in those private placements.

     In the third quarter of 2000, MyTurn.com issued an aggregate of 30,604 Common Shares to 3 persons. The Common Shares were issued in a private offering undertaken in connection with the MyTurn.com's acquisition of assets from GlobalPC, Inc., which closed on December 22, 1999.

     The above transactions were private transactions not involving public offerings and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Such issuances of securities were without the use of an underwriter, and the certificates evidencing such securities bear restrictive legends permitting the transfer thereof only upon registration of such securities or pursuant to and exemption under the Securities Act.

Item 3. Defaults Upon Senior Securities

     Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits     Description of Exhibit

          2.1 Agreement of Merger between MyTurn.com and Coastal Computer Systems, Inc., a New York corporation.*

          3.1  Certificate of Incorporation of MyTurn.com.*

          3.2 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 5, 1998.**

          3.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 2, 1998.***

          3.4 Amended Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 21, 2000

          3.5  Amended and Restated By-Laws of MyTurn.com.****

          4.1  Specimen Common Share Certificate.*

          10.1 July 24, 2000 financial outsourcing services agreement with ResourcePhoenix.com

          10.2 Cybercash sublease

           27  Financial Data Schedule

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

(b) Reports on Form 8-K

         MyTurn.com filed a current report on Form 8-K as follows:

                  Date of report: on July 13, 2000
                  Item reported: 2

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 14, 2000                   MYTURN.COM, INC.


                                           By:/s/Michael Fuchs
                                              --------------------------
                                              Michael Fuchs
                                              Chairman of the Board and Chief
                                              Executive Officer

                                           By: /s/Stephen Burleson
                                               --------------------------
                                               Stephen Burleson
                                               Chief Financial Officer and Chief
                                               Operating Officer
                                              (Principal Financial and
                                               Accounting Officer)